Form 10-K405
OREGON METALLURGICAL CORP
filed 1995-03-31
CIK 74856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to ________

                         COMMISSION FILE NUMBER 0-1339

                         OREGON METALLURGICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Oregon                                93-0448167
      -------------------------------        -----------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

      530 34th Ave. S.W., Albany, OR                        97321
      ------------------------------         -----------------------------------
      (Address of principal executive             (Zip Code)
      offices)

Registrant's Telephone number, including area code:  (503) 926-4281
                                                   ------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange
          Title of each class                        which is registered
          -------------------                       ---------------------
                  None                                      None
     -------------------------------         -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock,  $1.00 Par Value
               ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -------   ---------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of the Common Stock on March 16, 1995 as reported on the NASDAQ National Market System, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $73,545,327.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 10,895,604 at March 16, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

Oregon Metallurgical Corporation Annual Report to Shareholders for 1994 is incorporated by reference in Parts II and IV of Form 10-K as stated herein.

The Oregon Metallurgical Corporation Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, is incorporated by reference in Part III of Form 10-K as stated herein.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Oregon Metallurgical Corporation ("OREMET" or the "COMPANY") was incorporated in Oregon in 1955 and began operations in 1956. OREMET is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and commercial applications.

     The Company built its business in the 1950's and 1960's by capitalizing on the demand for titanium from the United States Air Force and other military programs and from the emerging commercial aerospace industry. During this period, the Company funded its growth internally and through investments by corporate partners. In 1968, one partner, Armco Inc. ("Armco"), a major steel manufacturer, made a substantial investment in the Company and by the end of 1982 owned approximately 80% of the Company's common stock. In 1985, Armco sold its interest in the Company to Owens-Corning Fiberglas Corporation ("Owens-Corning"). In December 1987, the Company repurchased its common stock from Owens-Corning and immediately sold shares of its common stock to the newly created Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP"). Initially, the ESOP owned approximately 67% of the Company's outstanding common stock while at December 31, 1994, the ESOP's ownership interest is approximately 41%.

     On September 20, 1994, the Company completed the acquisition of the net assets and subsidiaries of the Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries, Inc. ("TI"), an 80% owned subsidiary of OREMET. TI operates full-line titanium metal service centers in the U.S., U.K. and Canada and it produces small diameter titanium bar, weld wire and fine wire. The acquisition was accounted for as a purchase, with the results of TI included in the Company's financial statements from the acquisition date.

INDUSTRY OVERVIEW

     Titanium was first commercially produced in the 1950's. Titanium's superior strength-to-weight ratio, stability at high temperatures and corrosion resistance made it well suited for the aerospace and jet engine market. Historically, approximately 75-80% of the U.S. titanium consumption has been for aerospace applications both in the commercial and the military sectors.

     The aerospace industry has historically been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last peak in the titanium industry cycle occurred in the 1988-1990 period when domestic industry shipments exceeded 50 million pounds in each year . In 1991, U.S. titanium industry shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in the commercial aerospace industry and the curtailment or cancellation of military programs resulting from the end of the Cold War. Data reported by the U.S. Bureau of Mines indicates that industry shipments increased by approximately 1 million pounds per year in 1992 and 1993, while they dropped to approximately 35 million pounds for 1994.

     The aerospace industry is expected to continue to be the primary source of demand for titanium products. However, many opportunities exist in the non-aerospace markets where the characteristics of titanium metal provide advantages over competing materials, such as aluminum, nickel and stainless steels. Titanium's resistance to the effects of atmospheric conditions and a variety of chemicals and acids make it an attractive metal for marine and other industrial applications where corrosion is of critical concern. As a result, titanium is used increasingly in pollution control equipment, offshore oil installations, mining operations and waste storage facilities. Its favorable strength-to-weight ratio and bio-compatibility make it an increasingly popular metal for biomedical products, such as medical implants, and consumer products, such as golf clubs, eyeglass frames and bicycles.

PRODUCTS AND OPERATIONS

     Titanium products is the Company's single business segment. A full range of titanium products are produced for applications in both the aerospace and non-aerospace markets. The principal product forms are titanium sponge; titanium ingots; titanium mill products; and castings.

     Titanium sponge is the commercially pure, elemental form of titanium metal. Titanium sponge is produced by OREMET at its facility in Albany, Oregon by reducing titanium tetrachloride using magnesium as the reduction agent. OREMET began producing titanium sponge for internal use in 1970 and began selling it in 1987. The Company sells sponge principally to the domestic non-integrated titanium producers, who use the sponge to produce ingot and mill products. During 1994, the sponge plant operated at approximately 75% of its practical annual capacity of 12 million pounds.

     Titanium ingots are cylinders with a weight of up to 20 thousand pounds and a diameter of up to 36 inches. Titanium ingots are made by OREMET at its facility in Albany, Oregon by melting sponge or titanium recycle, or a combination of the two, with certain other elements to form titanium alloys. Ingot is converted in a forge, either by OREMET or by its customers, into semi-finished shapes and then into finished mill products. The Company produces ingot in response to specific customer orders and in a variety of sizes and grades to meet the customer's specifications. During 1994, the ingot plant operated at approximately 60% of its rated annual capacity of 16 million pounds.

     Titanium mill products result from the forging, rolling, drawing and/or extruding of titanium ingots or slabs. OREMET produces titanium billet, bar, rod, wire, plate and sheet. The Company is dependent on the services of outside processors to perform certain important processing functions. For some of its products, OREMET is dependent on the services provided by Titanium Hearth Technologies ("THT"), an outside processor which is 50% owned by one of the Company's principal competitors. THT owns and operates a cold hearth melting furnace which the Company utilizes for melting titanium slab that is further processed into titanium plate and sheet for non-aerospace applications. General Electric Company, a major jet engine manufacturer, has also specified that the THT furnace be used for melting one of the products it purchases. Other than for those provided by THT, the services performed by the outside processors are typically available from multiple sources. OREMET believes that the loss of the services provided by the existing outside processors would result in production delays and have an adverse effect on operations.

     OREMET sells its mill products to manufacturers of aircraft, jet engines, vessels and piping for chemical plants, prosthetic and orthopedic implants, golf clubs and other consumer goods. OREMET produces mill products at its plant in Albany, Oregon and at a plant in Frackville, Pennsylvania.

     OREMET produces titanium and zirconium castings for customers outside of the aerospace industry. Castings are made by melting metal which is then poured under vacuum into graphite molds. Castings generally weigh from 1 to 1 thousand pounds. OREMET's castings are made at its Albany, Oregon plant to customer specifications and are used in marine and other industrial applications where corrosion is of critical concern.

RAW MATERIALS

     The primary raw materials used by the Company are titanium tetrachloride, magnesium, titanium recycle and certain combinations of primary metals that form master alloys. Titanium tetrachloride and magnesium are the principal materials used in the production of titanium sponge. The principal materials used in the production of titanium ingot are sponge, titanium recycle, other metallic elements and master alloys.

     OREMET purchases its titanium tetrachloride requirements from SCM Chemicals Inc. ("SCM") under a long term contract that expires in 2001. While the Company believes it could obtain commercial quantities of sufficiently pure titanium tetrachloride from other sources, any extended disruption in the supply from SCM would have a material adverse effect on OREMET's ability to produce titanium sponge. Magnesium is generally available from a number of suppliers.

     Titanium recycle is typically available from many sources. The availability of attractively priced titanium recycle varies due to the fluctuations in the size of the titanium market from year to year and due to demands from other industries, such as steel, where it is consumed in the process. Certain of the primary metal compounds used to form master alloys are produced by a limited number of suppliers. During January 1995, in response to rapidly increasing costs, the Company and other primary titanium producers imposed surcharges on their product prices for master alloys.

     When available at attractive prices, the Company has purchased titanium
sponge and recycle from the Former Soviet Union ("FSU").   Continued
availability of these materials at attractive prices can not be assured due to the uncertainties concerning the manufacturing capabilities of the FSU titanium producers and the potential for political and economic instability within the FSU.

MARKETING AND DISTRIBUTION

     OREMET markets its products primarily to non-integrated titanium producers and manufacturers of titanium metal end products. The Company also sells its mill products to regional value-added distributors who convert the mill products to smaller lengths or sizes for resale to machine shops and other mill product producers. The majority of sales are made through the Company's internal sales organization. OREMET also uses independent sales representatives for the sale of products outside of North America.

     Shipments to customers may be made directly from one of the Company's mills in Albany, Oregon or Frackville, Pennsylvania; from an outside processor; or from one of the Company's service centers in the U.S., Canada, the U.K., or France. The service centers maintain one of the world's largest inventories of titanium mill products available for rapid delivery to points around the globe. A complete line of first stage processing equipment is available and outside machining can be arranged by the service centers to meet the needs of their customers.

     The Company estimates that its sales to the aerospace industry totaled approximately 60%, 70% and 80% of its net sales in 1994, 1993 and 1992, respectively. OREMET believes that its sales to the non-aerospace industry, as
a percent of total sales, will continue to increase in 1995.   Industrial and
commercial applications for titanium are continuing to grow and the Company's presence in these markets is further enhanced by the acquisition of TI in 1994. For nearly 25 years, TI has been in the forefront of supplying and developing titanium applications for industrial and commercial customers.

     The Company has a contract to supply titanium sponge and certain other titanium products to RMI Titanium Company ("RMI") through 2003. Sales to RMI accounted for approximately 13%, 30% and 25% of OREMET's net sales in 1994, 1993 and 1992, respectively. No other customer accounted for more than 10% of OREMET's net sales in any of these three years.

EXPORTS

     Export sales, primarily to Europe and Asia, totaled approximately 12%, 9% and 7% of OREMET's net sales in 1994, 1993 and 1992, respectively. In May 1994, OREMET signed a three year contract with, and in the second half of 1994 began supplying product to, Aerospatiale Avions, France for engine pylons on Airbus aircraft. In addition, the Company has a contract to supply titanium armor to the French navy in 1995. To assist in the implementation of these contracts and to establish a basis for a sustained presence in this sector of Europe, the Company formed a subsidiary, OREMET France S.a.r.l., during 1994 to operate a service center in France. The acquisition of TI provided the Company with a
service center located in the U.K. with an established operation.   The Company
intends to utilize these facilities to meet its customers' needs in Europe.

BACKLOG

     The Company's twelve month sales order backlog totaled approximately $44 million at December 31, 1994 and $18 million at December 31, 1993. Approximately $8 million of the backlog at December 31,1994 is applicable to TI which was acquired in September 1994.

COMPETITION

     Although OREMET's sales are predominately to the domestic market, the titanium industry is competitive on a worldwide basis. In each of the Company's major product lines, OREMET believes it competes primarily on the basis of price, quality, delivery time and customer service. OREMET's principal competitors are other integrated and non-integrated producers of titanium located primarily in the U.S., Europe, Japan, China and the FSU.

     An integrated producer makes titanium sponge in addition to ingot and mill products. The Company estimates that its share of U.S. sponge capacity is approximately 35% and that its share of world capacity is about 6%. While approximately 20% of the world's sponge production capacity is located within the U.S., approximately 50% is located within the FSU. The Company also competes with non-integrated producers who produce titanium products from sponge, recycle, ingot, slab and mill products purchased from OREMET and from others.

     After the end of the Cold War, sponge produced in the FSU became available and has been imported into the U.S. at low prices in ever increasing quantities. Industry sources estimate that approximately 11 million pounds of sponge were imported into the U.S. from the FSU during 1994. This is about 350% higher than the amount imported during 1993 and it is about 50% of the estimated 1994 production of the U.S. producers.

     The titanium producers in the FSU are currently working with several U.S. companies to have their "new production" material qualified for use in critical aerospace applications. Current pricing for FSU sponge, before consideration of import tariffs and dumping duties, is less than the variable cost of manufacture for U.S. producers. While the FSU producers have not been significant participants in the U.S. market for mill products, it is believed that they have the largest titanium mill products production capacity in the world. Their entry into the U.S. market could materially effect the operations of the Company.

     In September 1993, an Executive Proclamation was issued by President Clinton which had the effect of reducing or eliminating tariffs on certain titanium products produced in the FSU. OREMET and others in the metals industry are working together to bring the problems caused by the FSU producers selling at prices which do not reflect the true economic cost of production to the attention of the appropriate government agencies and elected officials.

EMPLOYEE RELATIONS

     As of December 31, 1994, the Company employed 482 employees, of which 45 were employed outside of the U.S. All of the hourly production and maintenance workers (approximately

285) at the Albany, Oregon and Frackville, Pennsylvania manufacturing facilities
are represented by labor unions.   In August 1994, the Company and the union
representing the Albany, Oregon employees agreed upon a new labor contract which will continue through July 2000. This contract can be re-opened after three years to address economic issues. The contract covering the Frackville, Pennsylvania employees was negotiated in September 1994, and will continue for three years. OREMET considers its relations with its employees to be good.

RESEARCH, TECHNICAL AND DEVELOPMENT

     The Company has a modest research and development staff which maintains contact with university and government research facilities and with major end-users of its products to assess new applications for titanium and the need for new or alternative alloys and titanium compositions. The Company develops titanium alloy systems, processes and procedures for the manufacture of experimental metal and new products. The Company also maintains a staff of employees dedicated to process engineering. This process engineering group continually evaluates and identifies potential improvements in the manufacturing process. The amount of money spent on research, technical and development activities totaled approximately $1.4 million in 1994 and approximately $0.8 million in both 1993 and 1992.

     OREMET's quality control group tests products for compliance with customer specifications, including detailed metallurgical and chemical analyses, sonic tests and mechanical capability and property tests. The results of these tests are then certified for conformance to specifications and then recorded for future traceability.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of trade secrets and know-how. While no individual trade secret, patent or item of know-how is thought to be material to the operations of the Company, in total this body of knowledge is important to OREMET's business.

ENVIRONMENTAL

     The Company is subject to federal, state and local statues and regulations concerning environmental matters and land use. These laws are frequently modified to be more restrictive and it is impossible to predict accurately the future effect changes in these laws may have on the Company.

     Like all titanium producers, the Company generates certain waste materials and emissions, including substances for which disposal or emission requires compliance with environmental laws. The Company conducts its operations at industrial sites where hazardous substances have been managed for many years in connection with its operations, including periods before the increased management of these substances was required by law. Consequently, the Company is subject to various environmental laws that impose compliance obligations and may create liability for historical releases of hazardous substances.

     The Company has entered into a consent order with the Oregon Department of Environmental Quality pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and groundwater at its plant site in Albany, Oregon. The Company anticipates that the investigation will result in a determination that at least some remedial action is necessary. While the Company has reserved $1 million, the total cost of any remedial action depends on the eventual requirements of the relevant authorities. A neighboring property owner also is investigation groundwater contamination at their property that may have migrated to OREMET's property and for which OREMET may have legal claims to recover a portion of its investigation and remedial costs.

     In the past, the Company utilized off-site disposal of various wastes generated from operations. Although the Company believes that disposal was conducted in compliance with laws in effect at the time, a facility to which the Company sent its wastes has been determined to be environmentally unsound under current law. Pursuant to a final agreement with the Oregon Department of Environmental Quality, the Company will relocate these waste materials to an approved facility. The Company has reserved $.4 million for these relocation costs.

     In February 1995, the Oregon Department of Environmental Quality modified OREMET's waste water discharge permit. The modified permit accelerates the implementation of more stringent water quality standards than those contained in OREMET's original permit. OREMET is reviewing its waste water management practices and has developed a number of feasible alternatives which can be implemented to maintain the Company's compliance with the terms of the modified permit and proposed implementation schedule.

     In 1991 and in 1993, the Pennsylvania Department of Environmental Regulation and the Environmental Protection Agency (EPA) performed site inspections, including soil and water sampling, at TI's site in Frackville, Pennsylvania, in connection with a regional groundwater investigation of the Frackville, Pennsylvania area. While the EPA's investigation is ongoing, management is not aware of any pending or required actions which may arise from this investigation.

     In conjunction with the purchase of TI, Kamyr agreed to undertake specified clean-up activities on the Frackville location. In addition, Kamyr agreed to a specific indemnification of the Company in the event damages arise which result from conditions which were not in compliance with environmental laws and regulations as they existed at the time of the sale of TI.

     The Company made provisions for environmental expenses of $0.2, $1.0 and $0.2 million in 1994, 1993 and 1992, respectively. These amounts are in addition to recurring environmental costs which are expensed as incurred and are included in cost of sales.

     Although the Company has established certain reserves for environmental issues as described above, there can be no assurance regarding the costs that eventually may be required to be expended or that additional environmental claims may not be asserted. Accordingly, the costs may exceed the amounts so reserved.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in Albany, Oregon. Manufacturing facilities in Albany, Oregon and Frackville, Pennsylvania are owned and are described in the Products and Operations portion of Item 1,
Section I. Other than the facility in Birmingham, U.K., the service centers and sales offices which the Company utilizes are leased.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings which arise in the normal course of business. OREMET is not currently involved as a defendant in any pending legal proceedings where the outcome would have a material adverse effect on the business or results of operations of the Company.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of 1994.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     (a) MARKET INFORMATION: Registrant's common stock is traded over the counter, and its NASDAQ symbol is OREM. Registrant's stock commenced trading in the National Market System (NMS) on March 5, 1985.

     Information concerning the market price of Registrant's common stock is incorporated by reference to the Quarterly Stock Data Section on page 31 of the 1994 Annual Report to Shareholders.

     (b) HOLDERS: At March 10, 1995, there were 2,323 holders of Registrant's common stock based on the holders of record as certified by the transfer agent. The Company believes that there are an additional 4 to 5 thousand shareholders who maintain their ownership in "street name".

     (c) DIVIDENDS: There were no dividends declared in either 1994 or 1993. Under the terms of the Company's bank credit facility, annual cash dividends are limited to the lesser of 50% of net income, or $1.8 million per year.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is contained in the Five Year Summary of Selected

Financial Data Section on page 15 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is contained in the Management's Discussion and Analysis Section on pages 27 through 30 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 16 through 26 in the 1994 Annual Report to Shareholders and is incorporated by reference herein as listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 27, 1995, in the sections titled "Election of Directors", "Transactions With Management And Others", and "Executive Officers". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the sections specified in the preceding sentence are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 27, 1995, in the section titled "Executive Compensation". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the section specified in the preceding sentence is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 28, 1995 in the sections titled "Security

Ownership of Certain Beneficial Owners" and "Security Ownership of Management". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the sections specified in the preceding sentence are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 27, 1995, in the section titled "Transactions with Management". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the section specified in the preceding sentence is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS: The following Financial Statements of Oregon Metallurgical Corporation and Report of Independent Accountants are incorporated by reference from pages 16 through 26 of the Registrant's 1994 Annual Report to Shareholders:

        Consolidated Statements of Operations - For The Years Ended December 31, 1994, 1993 and 1992.

        Consolidated Balance Sheets - December 31, 1994 and 1993.

        Consolidated Statements of Shareholders' Equity - For The Years Ended December 31, 1994, 1993 and 1992.

        Consolidated Statements of Cash Flows - For The Years Ended December 31, 1994, 1993 and 1992.

        Notes to Consolidated Financial Statements,

        Report of Independent Accountants.

     2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Oregon Metallurgical Corporation for the years ended December 31, 1994, 1993 and 1992 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Oregon Metallurgical Corporation:

                                                                            Page
        II  Valuation and Qualifying Accounts. . . . . . . . . . . . . . .   S-1


        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS

        The Exhibit Index on pages 12 and 13 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this Report.

(b)  Reports on Form 8-K:

     With regard to the Company's acquisition of Titanium Industries, Inc., the Company filed the following current Reports on Form 8-K during the quarter ended December 31, 1994:

                             Date                   Date
        Form             of  Report               Filed with SEC
        ----             ----------               --------------
        8-K           September 20, 1994           October 5, 1994
        8-K/A         September 20, 1994          November 2, 1994
        8-K/A-2       September 20, 1994          December 2, 1994


With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II, and Item 14 of Part IV of this Form 10-K, the Company's 1994 Annual Report to Shareholders is not to be deemed filed as a part of this Report.



                                  EXHIBIT INDEX

          PAGE NUMBERS
EXHIBIT   MANUALLY
  NO.     SIGNED COPY  DESCRIPTION

2.1       N/A          Stock and Asset Purchase Agreement between Kamyr, Inc.
                       and New TI, Inc. (Filed as exhibit (2)-1 to Form 8-K
                       dated September 20, 1994).

3.1       N/A          Restated Articles of Incorporation.  (Filed as exhibit
                       (3) to Form 10-K for the year ended December 31, 1993).

3.2        15          Restated Bylaws.
          -----

4.1       N/A          Specimen Common Stock Certificate.  (Previously filed).

4.2       N/A          Warrant Agreement (Nontransferable Warrant) between James
                       S. Paddock and the Company, dated September 19, 1994.
                       (Filed as exhibit (4)-1 to Form 8-K/A-2 dated September
                       20, 1994).

10.1      N/A          Employee Stock Ownership Plan of the Company.  (Filed as
                       exhibit 4.3 to Form S-8 Registration Statement 33-18650).*


10.2      N/A          Employee Stock Ownership Trust Agreement of the Company.
                       (Filed as exhibit 4.4 to Form S-8 Registration Statement
                       33-18650). *

10.3       30          Employment Agreement dated June 28, 1993  between the
          -----        Company and Carlos Aguirre. *

10.4       37          Employment Agreement dated October 11, 1993 between
          -----        the Company and Dennis P. Kelly.  *

10.5       43          Employment Agreement dated October 8, 1993 between the
          -----        Company and Steven H. Reichman. *

10.6       49          Employment Agreement dated February 20, 1995 between the
          -----        Company and John P. Byrne. *

10.7       55          Loan and Security Agreement dated as of September 19,
         ------        1994 among the Company, New TI, Inc. and Bank of America
                       Illinois.

10.8      N/A          Sales Agreement between RMI Titanium Company and the
                       Company (Filed as exhibit (10) to Form 10-Q for the
                       period ended September 30, 1994).



10.9      N/A          Corporate Organization and Shareholders Agreement Among
                       James S. Paddock, the Company and New TI, Inc., dated
                       September 19, 1994.  (Filed as exhibit (10)-1 to the Form
                       8-K/A-2 dated September 20, 1994). *

10.10     N/A          OREMET Employment Agreement between James S. Paddock and
                       the Company, dated September 19, 1994.  (Filed as exhibit
                       (10)-2 to the Form 8-K/A-2 dated September 20, 1994). *

10.11     N/A          Employment Agreement between James S. Paddock and New TI,
                       Inc., dated September 19, 1994.  (Filed as exhibit (10)-3
                       to the Form 8-K/A-2 dated September 20, 1994). *

10.12     N/A          Noncompetition and Confidentiality Agreement between
                       James S. Paddock and the Company, dated September 19,
                       1994.  (Filed as exhibit (10)-4 to the Form 8-K/A-2 dated
                       September 20, 1994). *

10.13     N/A          Noncompetition and Confidentiality Agreement between
                       James S. Paddock and New TI, Inc., dated September 19,
                       1994.  (Filed as exhibit (10)-5 to the Form 8-K/A-2 dated
                       September 20, 1994). *

10.14     158          Titanium Tetrachloride Agreement between SCM Chemicals,
         -----         Inc. and the Company, dated August 11, 1990.

10.15     179          Subordinated promissory note between New TI, Inc. and the
         -----         former Titanium Industries, Inc., dated September 19,
                       1994.

11.1      192          Statement re:  Computation of Per Share Earnings.
         -----

13.1      193          1994 Annual Report to Shareholders.  Except for the
         -----         portions expressly incorporated by reference, this Report
                       is not deemed to be filed as part of this Annual Report on
                       Form 10-K.

21.1      227          Subsidiaries of the Company.
         -----

23.1      228          Consent of Independent Accountants.
         -----

-------------------------------

*  Management contract or compensatory plan.

                                      13

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OREGON METALLURGICAL CORPORATION

Date: March 17, 1995     /s/ Carlos E. Aguirre
                         --------------------------------------------
                         Carlos E. Aguirre, President, Chief Executive Officer
                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         PRINCIPAL FINANCIAL OFFICER
                         AND PRINCIPAL ACCOUNTING OFFICER

Date: March 20, 1995      /s/ Dennis P. Kelly
                         --------------------------------------------
                         Dennis P. Kelly, Vice President, Finance


                         BOARD OF DIRECTORS

Date: March 17, 1995     /s/ Carlos E. Aguirre
                         --------------------------------------------
                         Carlos E. Aguirre, President, Chief Executive Officer,
                         and Director



Date: March 20, 1995     /s/ Howard T. Cusic
                         --------------------------------------------
                         Howard T. Cusic, Chairman, Board of
                         Directors

Date: March 17, 1995     /s/ Gilbert E. Bezar
                         --------------------------------------------
                         Gilbert E. Bezar, Director


Date: March 17, 1995     /s/ Robert P. Booth
                         --------------------------------------------
                         Robert P. Booth, Director


Date: March 21, 1995     /s/ Roger V. Carter
                         --------------------------------------------
                         Roger V. Carter, Director


Date: March 20, 1995     /s/ Nicholas P. Collins
                         --------------------------------------------
                         Nicholas P. Collins, Director


Date: March 17, 1995     /s/ David H. Leonard
                         --------------------------------------------
                         David H. Leonard, Director


Date: March 17, 1995     /s/ James S. Paddock
                         --------------------------------------------
                         James S. Paddock, Director


Date: March 21, 1995     /s/ James R. Pate
                         --------------------------------------------
                         James R. Pate, Director