Form 10-Q
period 1995-03-31
OREGON METALLURGICAL CORP
filed 1995-05-15
CIK 74856

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 3, 1995
                                              -------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 0-1339
                                             ------

                       OREGON METALLURGICAL CORPORATION
           (Exact name of registrant as specified in its charter)

             Oregon                                             93-0448157
- --------------------------------                         ----------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

  530 West 34th Avenue, Albany, Oregon                            97321
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code: (503) 925-4281
                                                         --------------

                                     NONE
             ------------------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X       No
                                                  --------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 11, 1995
- -----------------------------                   -----------------------------
Common Stock, $1.00 par value                             10,911,002

PART I:  Financial Information

ITEM 1:  Financial Statements

                       OREGON METALLURGICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

                                               Three Months
                                           ---------------------
For the period ended March 31,              1995          1994
                                           -------       -------

Net sales                                  $30,838       $13,294
Cost of sales                               25,506        13,205
                                           -------       -------
Gross profit                                 5,332            89
Research, technical and product
  development expenses                         365           243
Selling, general and administrative
  expenses                                   3,400         1,530
                                           -------       -------

Income (loss) from operations                1,567        (1,684)

Interest income                                 --           132
Interest expense                              (575)          (90)
Minority interest in subsidiary               (106)           --
                                           -------       -------

Income (loss) before income taxes              886        (1,642)

Provision (benefit) for income tax             351          (557)
                                           -------       -------

Net income (loss)                          $   535       $(1,085)
                                           =======       =======

Net income (loss) per share                $  0.05       $ (0.10)
                                           =======       =======

Weighted average shares
  and share equivalents outstanding         11,055        10,889
                                           =======       =======


The accompanying notes are an integral part of these financial statements.

                       OREGON METALLURGICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     Unaudited
                                                      March 31     December 31
                                                        1995           1994
                                                     ----------    -----------

ASSETS

Current Assets
  Cash and cash equivalents                           $    525       $  1,636
  Accounts receivable, net                              22,903         20,444
  Inventories                                           56,305         49,023
  Income taxes receivable                                  227            321
  Prepayments                                              613          1,031
  Deferred income taxes                                    582            517
                                                      --------       --------
TOTAL CURRENT ASSETS                                    81,155         72,972

Property, Plant and equipment, net                      36,785         37,520

Other Assets, net                                        1,758          1,480
                                                      --------       --------

TOTAL ASSETS                                          $119,698       $111,972
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $ 18,863       $ 16,860
  Accrued payroll and employee benefits                  3,930          2,944
  Other accrued expenses                                 4,380          4,073
  Current portion of long-term debt                         10             13
                                                      --------       --------
TOTAL CURRENT LIABILITIES                               27,183         23,890

Other Liabilities
  Note payable to bank                                  15,811         12,496
  Long-term debt, less current portion                   4,668          4,668
  Deferred income taxes                                  1,251          1,098
  Deferred compensation payable                            881            881
  Accrued postretirement benefit                         1,502          1,457
  Minority interest                                        378            200
                                                      --------       --------
TOTAL LIABILITIES                                       51,674         44,690
                                                      --------       --------

Shareholders' Equity
  Common stock, $1.00 par value;
   25,000 shares authorized; shares issued:
   1995, 10,896; 1994, 10,893                           10,896         10,893
  Additional paid-in capital                            37,462         37,445
  Retained earnings                                     19,495         18,960
  Cumulative foreign currency translation
    adjustment                                             171            (16)
                                                      --------       --------
TOTAL SHAREHOLDERS' EQUITY                              68,024         67,282
                                                      --------       --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $119,698       $111,972
                                                      ========       ========


The accompanying notes are an integral part of these financial statements.

                       OREGON METALLURGICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

                                                         Three Months
                                                      -------------------
For the period ended March 31,                         1995        1994
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net incomes (loss)                                    $   535     $(1,085)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
    Depreciation and amortization                       1,126       1,113
    Deferred income taxes                                  88        (557)
    Minority interest                                     178          --
    Decrease (increase) in:
      Accounts receivable                              (2,340)       (421)
      Inventories                                      (7,140)      1,206
      Income taxes receivable                              94          95
      Prepayments                                         414         203
    Increase (decrease) in:
      Accounts payable                                  1,897          43
      Accrued payroll and employee benefits               986         392
      Other accrued expenses                              283         (65)
    Other                                                  45          76
                                                      -------     -------
Net cash provided by (used in) operating activities    (3,834)      1,000
                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to properties                                  (219)       (139)
Short-term investments, purchased                          --      (1,228)
Short-term investments, redeemed                           --       1,661
Other                                                    (383)         --
                                                      -------     -------
Net cash provided by (used in) investing
  activities                                             (602)        294
                                                      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings, note payable to bank                  3,315          --
  Repayment of long-term debt                              (3)       (837)
  Payment on note receivable - ESOP                        --         556
  Other                                                    20          --
                                                      -------     -------
Net cash provided by (used in) financing activities     3,332        (281)
                                                      -------     -------

Effect of exchange rates on cash and
  cash equivalents                                         (7)         --
                                                      -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:      (1,111)      1,013

CASH AND CASH EQUIVALENTS:
Beginning of period                                     1,636          37
                                                      -------     -------
End of period                                         $   525     $ 1,050
                                                      =======     =======


The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Oregon Metallurgical Corporation and subsidiaries (the Company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 1995 and 1994; the Company's financial position at March 31, 1995 and December 31, 1994; and the cash flows for the three months periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

The results for the first quarter of 1995 are not necessarily indicative of future financial results.

NOTE 2. ORGANIZATION AND OPERATIONS

Oregon Metallurgical Corporation (OREMET) and Subsidiaries (the Company) is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and recreation applications. As of December 31, 1994, the Company is 41% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the ESOP).

On September 20, 1994, the Company completed the acquisition of the net operating assets and subsidiaries of Titanium Industries Distribution Group from Karnyr, Inc. The acquired business is being operated under the name of Titanium Industries Inc., an eighty percent (80%) owned subsidiary of OREMET. Titanium Industries, Inc. is a full-line service titanium metals distributor with facilities in the United States, Canada and the United Kingdom.

NOTE 3. BASIS OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of its majority-owned subsidiary, Titanium Industries, Inc. and the Company's wholly-owned subsidiary, OREMET France S.a.r.l. Titanium Industries, Inc.'s accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD. and Titanium Wire Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

                                            March 31,      December 31,
                                              1995             1994
                                            ---------      ------------
     Finished Goods.......................   $13,639         $14,656
     Work-in-Process......................    19,653          15,288
     Raw Materials........................    23,013          19,079
                                             -------         -------
                                             $56,305         $49,023
                                             =======         =======


NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

                                            March 31,      December 31,
                                              1995             1994
                                            ---------      ------------
     Land.................................   $ 1,189         $ 1,189
     Buildings and improvements...........    11,142          11,087
     Machinery and equipment..............    40,104          39,940
     Integrated sponge facility...........    45,309          45,309
     Construction in progress.............     2,067           1,976
                                             -------         -------
                                              99,611          99,501
     Less Accumulated Depreciation........   (63,026)        (61,981)
                                             -------         -------
                                             $36,785         $37,520
                                             =======         =======

PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since 1991, the Company, as well as other major U.S. titanium producers have reported annual losses. Other major U.S. titanium producers reported first quarter results which indicated, that consistent with the Company's observations, industry sales are increasing and operating results are continuing to improve from those reported in the prior year. The quarter ended March 31, 1995, represented the Company's fifth consecutive quarter of increasing sales and improving operating results. The Company reported net earnings of $.5 million for the first quarter of 1995.

The Company's net sales and twelve-month sales order backlog (sales backlog) continued to grow at a brisk pace. Net sales increased 17% to $30.8 million, compared to $26.4 million for the fourth quarter of 1994. The sales backlog was $48 million on March 31, 1995, an increase of 9% over the December 31, 1994 sales backlog of $44 million. The twelve-month sales order backlog reflects recent customer order placement but may not be an accurate indicator of annual or quarterly sales volume.

The Company's sales orders from the industrial and recreation markets continue to expand. While the demand for military aerospace applications continues to be weak, the military sector appears to have a growing interest in utilizing titanium for armor. Sales orders from our commercial aerospace customers have also improved.

Raw material costs, principally alloys and scrap titanium, have increased significantly during the last portion of 1994 and the first quarter of 1995. The reliability of the supply of low cost titanium products from the Former Soviet Union coupled with increasing demand, appears to have impacted the cost of these items. In response, the Company has raised prices and imposed surcharges for certain alloys. We have approached customers who have placed long-term supply contracts with us and are exploring mutually beneficial solutions to address increases in our cost structure.

During the first quarter of 1995, the integrated sponge, ingot, mill products and castings facilities all operated at a significant level of practical capacity. These increased levels of activity have aggravated the production bottlenecks which exist in our manufacturing processes. Our ability to capitalize on market opportunities and maintain on-time deliveries to our customers has deteriorated. In response to these matters, we have restructured our production planning and control operations and will be expanding our use of outside conversion facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994:

Net sales were $30.8 million for the first quarter of 1995, an increase of 37% over the first quarter of 1994 sales of $13.2 million. The Company's net sales of $30.8 million include $13.0 million of sale attributable to Titanium Industries, Inc., which was acquired on September 20, 1994.

Net sales of ingot increased 40% for the first quarter of 1995 compared to the first quarter of 1994. Ingot shipments increased 28% and average ingot price per pound increased 10% during this comparable period.

Net sales of titanium sponge decreased 49% for the first quarter of 1995 compared to the first quarter of 1994. Sponge shipments decreased 47% and average sponge price per pound decreased 4%. Sales of titanium sponge have decreased due to competition from lower-priced material which has been available from producers in the Former Soviet Union. During the first quarter of 1995, the Company's integrated sponge facility operated at a significant level of capacity, supplying the Company's internal demand for titanium sponge and sales to RMI Titanium Company under our long-term titanium sponge supply agreement.

Net sales of mill products increased 125% for the first quarter of 1995 compared to the first quarter of 1994. Mill products shipments increased 142% and mill products average price per pound decreased 7%. The decrease in the average price per pound is the result of competitive pressures in the marketplace.

Net sales of castings increased 35% for the first quarter of 1995 compared to the first quarter of 1994.

Cost of sales as a percentage of net sales decreased for the first quarter of 1995 to 83% from 99% for the comparable period in 1994. The positive change is primarily due to the increase in volume. As a result, gross profit increased $5.2 million to $5.3 million for the first quarter of 1995 from $.1 million for the comparable period in 1994.

Research, technical and product development expenses (RT&D) increased 50% for the first quarter of 1995 to $.4 million from $.2 million in the comparable quarter of 1994. The increase in RT&D reflects the Company's commitment to research and the development of new products and improvements in operating processes.

Selling, general and administrative expenses (SG&A) increased 122% for the first quarter of 1995 to $3.4 million from $1.5 million in the comparable quarter of 1994. The addition of Titanium Industries, Inc. is the basis for the increase in SG&A.

For the first quarter of 1994, the Company reported interest income of $.1 million, derived from earnings on short-term investments and the ESOP note receivable. The Company liquidated its portfolio of short-term investments in 1994 and the ESOP note receivable matured in December 1994. The Company expects that interest income for 1995 and the foreseeable future should be negligible.

Interest expense increased to $.6 million in the first quarter of 1995 compared to $.1 million in the comparable quarter of 1994. The increase in interest expense is the direct result of borrowings related to the purchase of Titanium Industries, Inc. and increased operating levels.

As a result of the foregoing, the Company reported income from operations of $1.5 million for the first quarter of 1995 compared to a loss from operations of $1.7 million for the comparable period in 1994.

The Company reported a provision for income taxes of $.4 million (effective tax rate of 35%) for the first quarter of 1995 compared to a tax benefit of $.6 million, or an effective tax rate of 34% for the comparable period in 1994.

The Company reported net income of $.5 million ($0.05 per share) for the first quarter of 1995 compared to a net loss of $1.1 million ($.10 per share) for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
Working capital increased $4.9 million to $54.0 million as of March 31, 1995, compared to $49.1 million as of December 31, 1994. The growth in working capital is principally attributable to increases in accounts receivable and inventory during the first quarter. The increase in working capital was partially funded by a $3.3 million increase in the note payable to bank which is reported as a long-term liability on the Company's consolidated balance sheet.

CREDIT AGREEMENT (NOTE PAYABLE TO BANK)
The Company may presently borrow up to $20 million under the terms of a revolving credit agreement with BankAmerica Business Credit, Inc. (BABC). The credit agreement expires in September 1997. The balance outstanding under the credit agreement as of March 31, 1995 is $15.8 million. The Company has entered into preliminary discussions with BABC to increase the credit limit by $5 million to a total of $25 million. The increased credit facility will primarily be used to finance projected increases in the Company's working capital.

As of March 31, 1995, interest charged under the credit agreement is at BABC's reference rate (9%) plus 1.5%. During the second quarter of 1995, BABC reduced its interest rate on borrowings to their reference rate plus 1%.
The reduction in the interest rate was in accordance with the terms of the credit facility which provides for a LIBOR based borrowing option and a lower interest charge once the Company has met specified financial performance targets.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

Page No.
- --------
  11          10.16     Amendment No. 1 Dated as of March 17, 1995 to Loan
                        and Security Agreement with Oregon Metallurgical
                        Corporation and Titanium Industries, Inc., Dated as of September 19, 1994

  21          11.1      Statement re: computation of per share earnings.

  22          27.1      Financial Data Schedule

        B. Forms 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OREGON METALLURGICAL CORPORATION
                                                  Registrant



Date: May 12, 1995                     --------------------------------
      ----------------                 Dennis P. Kelly
                                       Vice President, Finance and
                                       Chief Financial Officer

                                       Signing on behalf of the Registrant
                                       and as Chief Accounting Officer