Form 10-K/A
period 1994-12-31
OREGON METALLURGICAL CORP
filed 1995-07-03
CIK 74856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                  FORM 10-K/A
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM                         TO
            -----------------------    -----------------------

                         COMMISSION FILE NUMBER 0-1339

                        OREGON METALLURGICAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OREGON                                   93-0448167
- --------------------------------------    --------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

    530 34th AVE. S.W., ALBANY, OR                        97321
- --------------------------------------    --------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code:       (503) 926-4281
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        which is registered
        -------------------                       ---------------------
                None                                      None
- --------------------------------------    --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                   -------    -------

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

           Notes to Consolidated Financial Statements.

           Report of Independent Accountants.

       2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Oregon Metallurgical Corporation for the years ended December 31, 1994, 1993 and 1992 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Oregon Metallurgical Corporation:

                                                                          Page
           Report of Independent Accountants on Financial Statement
             Schedules .................................................   S-1
           II     Valuation and Qualifying Accounts ....................   S-2

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

(b)  Reports on form 8-K:

       With regard to the Company's acquisition of Titanium Industries, Inc., the Company filed the following current Reports on Form 8-K during the quarter ended December 31, 1994:

                                    Date                       Date
           Form                   of Report               Filed with SEC
           ----                   ---------               --------------
           8-K                September 20, 1994           October 5, 1994
           8-K/A              September 20, 1994          November 2, 1994
           8-K/A-2            September 20, 1994          December 2, 1994

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OREGON METALLURGICAL CORPORATION


Date:  June 20, 1995                   /s/  Carlos F. Aguirre
     ------------------                ----------------------------------------
                                       Carlos F. Aguirre, President, Chief
                                       Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       PRINCIPAL FINANCIAL OFFICER,
                                       AND PRINCIPAL ACCOUNTING OFFICER

Date:   June 20, 1995                  /s/  Dennis P. Kelly
      -----------------                ----------------------------------------
                                       Dennis P. Kelly, Vice President, Finance

                                       PRINCIPAL EXECUTIVE OFFICER

Date:   June 20, 1995                  /s/  Carlos F. Aguirre
      -----------------                ----------------------------------------
                                       Carlos F. Aguirre, President, Chief
                                       Executive Officer and Director

                                       BOARD OF DIRECTORS

Date:   June 6, 1995                   /s/  Howard T. Cusic
      -----------------                ----------------------------------------
                                       Howard T. Cusic, Chairman, Board of
                                       Directors

Date:   June 8, 1995                   /s/  Gilbert E. Bezar
      -----------------                ----------------------------------------
                                       Gilbert E. Bezar, Director

Date:   June 8, 1995                   /s/  Robert P. Booth
      -----------------                ----------------------------------------
                                       Robert P. Booth, Director

Date:   June 5, 1995                   /s/  Roger V. Carter
      -----------------                ----------------------------------------
                                       Roger V. Carter, Director

Date:   June 6, 1995                   /s/  Nicholas P. Collins
      -----------------                ----------------------------------------
                                       Nicholas P. Collins, Director

Date:
      -----------------                ----------------------------------------
                                       David H. Leonard, Director

Date:
      -----------------                ----------------------------------------
                                       James S. Paddock, Director

Date:  June 20, 1995                   /s/  James R. Pate
      -----------------                ----------------------------------------
                                       James R. Pate, Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION
- -------     -------------------------------------------------------------------
  2.1       Stock and Asset Purchase Agreement between Kamyr, Inc. and New
            TI, Inc. (Filed as exhibit (2)-1 to Form 8-K dated September 20,
            1994).

  3.1       Restated Articles of Incorporation. (Filed as exhibit (3) to Form
            10-K for the year ended December 31,1993).

  3.2       Restated Bylaws.

  4.1       Specimen Common Stock Certificate. (Previously filed).

  4.2       Warrant Agreement (Nontransferable Warrant) between James S.
            Paddock and the Company, dated September 19, 1994. (Filed as exhibit (4)-1 to Form 8-K/A-2 dated September 20, 1994).

 10.1       Employee Stock Ownership Plan of the Company. (Filed as exhibit
            4.3 to Form S-8 Registration Statement 33-18650).*

 10.2 Employee Stock Ownership Trust Agreement of the Company. (Filed as exhibit 4.4 to Form S-8 Registration Statement 33-18650).*

 10.3       Employment Agreement dated June 28, 1993 between the Company and
            Carlos Aguirre.*

 10.4 Employment Agreement dated October 11, 1993 between the Company and Dennis P. Kelly.*

 10.5 Employment Agreement dated October 8, 1993 between the Company and Steven H. Reichman.*

 10.6 Employment Agreement dated February 20, 1995 between the Company and John P. Byrne.*

 10.7 Loan and Security Agreement dated as of September 19, 1994 among the Company, New TI, Inc. and Bank of America Illinois.

 10.8       Sales Agreement between RMI Titanium Company and the Company
            (Filed as exhibit (10) to Form 10-Q for the period ended
            September 30, 1994).


 10.9       Corporate Organization and Shareholders Agreement Among James S.
            Paddock, the Company and New TI, Inc., dated September 19, 1994.
            (Filed as exhibit (10)-1 to the Form 8-K/A-2 dated September 20,
            1994).*

 10.10      OREMET Employment Agreement between James S. Paddock and the
            Company, dated September 19, 1994. (Filed as exhibit (10)-2 to the
            Form 8-K/A-2 dated September 20, 1994).*

 10.11 Employment Agreement between James S. Paddock and New TI, Inc., dated September 19, 1994. (Filed as exhibit (10)-3 to the Form 8-K/A-2 dated September 20, 1994).*

 10.12      Noncompetition and Confidentiality Agreement between James S.
            Paddock and the Company, dated September 19, 1994. (Filed as exhibit (10)-4 to the Form 8-K/A-2 dated September 20, 1994).*

 10.13      Noncompetition and Confidentiality Agreement between James S.
            Paddock and New TI, Inc., dated September 19, 1994. (Filed as exhibit (10)-5 to the Form 8-K/A-2 dated September 20, 1994).*

 10.14 Titanium Tetrachloride Agreement between SCM Chemicals, Inc. and the Company, dated August 11, 1990.

 10.15      Subordinated promissory note between New TI, Inc. and the former
            Titanium Industries, Inc., dated September 19, 1994.

 11.1       Statement re: Computation of Per Share Earnings.

 13.1 1994 Annual Report to Shareholders. Except for the portions expressly incorporated by reference, this Report is not deemed to be filed as part of this Annual Report on Form 10-K.

 21.1       Subsidiaries of the Company.

 23.1       Consent of Independent Accountants.

 27         Financial Data Schedule (filed electronically only).

- -------------------------------------------
* Management contract or compensatory plan.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Oregon Metallurgical Corporation

Our report on the consolidated financial statements of Oregon Metallurgical Corporation has been incorporated by the reference in this Form 10K from page 26 of the 1994 Annual Report to Shareholders of Oregon Metallurgical Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) of this form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                       COOPERS & LYBRAND, L.L.P.

Eugene, Oregon
February 3, 1995

                       OREGON METALLURGICAL CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------
                               (In thousands)

                                                   ADDITIONS
                                    BALANCE AT     CHARGED TO                   BALANCE
                                    BEGINNING      COSTS AND                    AT END
DESCRIPTION                          OF YEAR        EXPENSES     DEDUCTIONS     OF YEAR
- ---------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 1994           $117            $962        $(55)(a)      $1,024
                                       ----            ----        -----         ------
Year ended December 31, 1993           $110            $ 39        $(32)(a)      $  117
                                       ----            ----        -----         ------
Year ended December 31, 1992           $-0-            $120        $(10)(a)      $  110
                                       ----            ----        -----         ------

(a) Amounts written off, less recoveries.

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

        The aerospace industry has historically been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last peak in the titanium industry cycle occurred in the 1988-1990 period when domestic industry shipments exceeded 50 million pounds in each year. In 1991, U.S. titanium industry shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in the commercial aerospace industry and the curtailment or cancellation of military programs resulting from the end of the Cold War. Data reported by the U.S. Bureau of Mines indicates that industry shipments increased by approximately 1 million pounds per year in 1992 and 1993, while they dropped to approximately 35 million pounds for 1994.

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


        Titanium mill products result from the forging, rolling, drawing and/or extruding of titanium ingots or slabs. OREMET produces titanium billet, bar, rod, wire, plate and sheet. The Company is dependent on the services of outside processors to perform certain important processing functions. For some of its products, OREMET is dependent on the services provided by Titanium Hearth Technologies ("THT"), an outside processor which is 50% owned by one of the Company's principal competitors. THT owns and operates a cold hearth melting furnace which the Company utilizes for melting titanium slab that is further processed into titanium plate and sheet for non-aerospace applications. General Electric Company, a major jet engine manufacturer, has also specified that a cold hearth melting furnace be used for melting one of the products it purchases. Other than for those provided by THT, the services performed by the outside processors are typically available from multiple sources. Services are provided by THT in accordance with a three-year agreement ending December 31, 1996 which agreement is renewed automatically for successive one-year terms unless either party has given the other not less than six months notice of its desire not to renew. OREMET has not experienced any delays or other problems associated with the competitor's 50% ownership of THT. Should the THT services agreement not be renewed, OREMET would attempt to obtain these services from another competitor which has a cold hearth melting furnace, or, if financially justified, build a separate furnace for OREMET's own use. OREMET believes that the loss of the services provided by the existing outside processors would result in production delays and have an adverse effect on operations.


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

BACKLOG

        The Company's twelve month sales order backlog totaled approximately $44 million at December 31, 1994 and $18 million at December 31, 1993.
Approximately $8 million of the backlog at December 31, 1994 is applicable to TI which was acquired in September 1994.

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

EMPLOYEE RELATIONS

        As of December 31, 1994, the Company employed 482 employees, of which 45 were employed outside of the U.S. All of the hourly production and maintenance workers (approximately 285) at the Albany, Oregon and Frackville, Pennsylvania manufacturing facilities are represented by labor unions. In August 1994, the Company and the union representing Albany, Oregon employees agreed upon a new labor contract which will continue through July 2000. This contract can be re-opened after three years to address economic issues. The contract covering the Frackville, Pennsylvania employees was negotiated in September 1994, and will continue for three years. OREMET considers its relations with its employees to be good.

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

        OREMET's quality control group tests products for compliance with customer specifications, including detailed metallurgical and chemical analyses, sonic tests and mechanical capability and property tests. The results of these tests are often then certified for conformance to specifications and then recorded for future traceability.

PATENTS AND TRADEMARKS

        The Company possesses a substantial body of trade secrets and know-how. While no individual trade secret, patent or item of know-how is thought to be material to the operations of the Company, in total this body of knowledge is important to OREMET's business.

ENVIRONMENTAL

        The Company is subject to federal, state and local statutes and regulations concerning environmental matters and land use. These laws are frequently modified to be more restrictive and it is impossible to predict accurately the future effect changes in these laws may have on the Company.

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


        The Company has entered into a consent order with the Oregon Department of Environmental Quality pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and groundwater at its plant site in Albany, Oregon. The Company anticipates that the investigation will result in a determination that at least some remedial action is necessary. While the Company has reserved $1 million, the total cost of any remedial action depends on the eventual requirements of the relevant authorities. A neighboring property owner also is investigating groundwater contamination at their property that may have migrated to OREMET's property and for which OREMET may have legal claims to recover a portion of its investigation and remedial costs.


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

        In conjunction with the purchase of TI, Kamyr agreed to undertake specified clean-up activities on the Frackville location. In addition, Kamyr agreed to a specific indemnification of the Company in the event damages arise which result from the conditions which were not in compliance with environmental laws and regulations as they existed at the time of the sale of TI.

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

ITEM 2. PROPERTIES


        The Company's principal executive office is located in Albany, Oregon. Manufacturing facilities in Albany, Oregon and Frackville, Pennsylvania are owned and described in the Products and Operations portion of Item 1, Section 1. The Company believes that the plants are adequate and suitable for its operating needs. Other than the facility in Birmingham, U.K., the service centers and sales offices which the Company utilizes are leased.