Form 10-Q
period 1995-06-30
OREGON METALLURGICAL CORP
filed 1995-08-14
CIK 74856

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-1339

                        OREGON METALLURGICAL CORPORATION
            (Exact name of registrant as specified in its charter)

               Oregon                                           93-0448167
   ------------------------------                        ----------------------
   (State or other jurisdiction of                           (I.R.S.Employer
   incorporation or organization)                        Identification Number)

   530 West 34th Avenue, Albany, Oregon                            97321
   ---------------------------------------                       ----------
   (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:   (503) 926-4281
                                                           --------------
                                     NONE
             ---------------------------------------------------
            (Former name or address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                    Outstanding as of August 8, 1995
      -----------------------------       -------------------------------
      Common stock, $1.00 par value                 10,911,002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                       OREGON METALLURGICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   Unaudited


                                         Three months          Six Months
                                      -----------------    ------------------
For the period ended June 30,          1995      1994       1995      1994
                                      -------   -------    -------   -------
Net sales                             $35,125   $14,503    $65,963   $27,797
Cost of sales                          29,834    13,843     55,340    27,048
                                     --------  --------    -------   -------

GROSS PROFIT                            5,291       660     10,623       749

Research, technical and
  product development expenses            354       451        719       680
Selling, general
  and administrative expenses           3,544     1,143      6,944     2,687
                                      -------   -------    -------   -------
INCOME (LOSS) FROM OPERATIONS           1,393      (934)     2,960    (2,618)

Interest income                           ---       115        ---       247
Interest expense                         (465)      (92)    (1,040)     (182)
Minority interest in subsidiary          (112)      ---       (218)      ---
                                      -------   -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES         816      (911)     1,702    (2,553)

Provision(benefit)for income taxes        363      (310)       714      (867)
                                      -------   -------    -------   -------
NET INCOME (LOSS)                     $   453   $  (601)   $   988   $(1,686)
                                      -------   -------    -------   -------
                                      -------   -------    -------   -------
NET INCOME (LOSS) PER SHARE           $  0.04   $ (0.06)   $  0.09   $ (0.16)
                                      -------   -------    -------   -------
                                      -------   -------    -------   -------
WEIGHTED AVERAGE SHARES AND
  SHARE EQUIVALENTS OUTSTANDING        11,187    10,892     11,132    10,890
                                      -------   -------    -------   -------

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                               Unaudited
                                                June 30,         December 31,
                                                  1995               1994
                                               ----------        -----------
ASSETS

Current Assets
  Cash and cash equivalents                      $   526          $ 1,636
  Accounts receivable, net                        26,598           20,444
  Inventories                                     59,061           49,023
  Income taxes receivable                            227              321
  Prepayments and other current assets               413            1,031
  Deferred income taxes                              525              517
                                               ---------         -----------
    TOTAL CURRENT ASSETS                          87,350           72,972

Property, plant and equipment, net                36,118           37,520

Other assets, net                                  1,749            1,480
                                               ---------         -----------
        TOTAL ASSETS                            $125,217         $111,972
                                               ---------         -----------
                                               ---------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $19,657          $16,860
  Accrued payroll and employee benefits            5,076            2,944
  Other accrued expenses                           4,706            4,073
  Note payable to bank                               389              ---
  Current portion of long-term debt                    7               13
                                              ---------         -----------
    TOTAL CURRENT LIABILITIES                     29,835           23,890

Other Liabilities
  Note payable to bank                            17,942           12,496
  Long-term debt, less current portion             4,668            4,668
  Deferred income taxes                            1,665            1,098
  Deferred compensation payable                      678              881
  Accrued postretirement benefit                   1,547            1,457
  Minority interest                                  490              200
                                               ---------         -----------
        TOTAL LIABILITIES                         56,825           44,690
                                               ---------         -----------
Shareholders' Equity
  Common stock, $1.00 par value;
   25,000 shares authorized; shares issued:
   1995 - 10,911; 1994 - 10,893                   10,911           10,893
  Additional paid-in capital                      37,463           37,445
  Retained earnings                               19,948           18,960
  Cumulative foreign currency translation
  adjustment                                          70              (16)
                                               ---------         -----------
    TOTAL SHAREHOLDERS' EQUITY                    68,392           67,282
                                               ---------         -----------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                    $125,217         $111,972
                                               ---------         -----------
                                               ---------         -----------

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                    Unaudited


                                                               Six Months
                                                           ------------------
FOR THE PERIOD ENDED JUNE 30,                                1995      1994
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . .$    988  $(1,686)
Adjustments to reconcile net income (loss) to
 cash provided by (used in)
  operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .   2,329    2,225
  Deferred income taxes   . . . . . . . . . . . . . . . . .     559     (867)
  Minority interest . . . . . . . . . . . . . . . . . . . .     218     ----
   DECREASE (INCREASE) IN:
    Accounts receivable . . . . . . . . . . . . . . . . . .  (6,108)  (3,198)
    Inventories . . . . . . . . . . . . . . . . . . . . . .  (9,953)   1,106
    Income taxes receivable . . . . . . . . . . . . . . . .      94       95
    Prepayments . . . . . . . . . . . . . . . . . . . . . .     620      435
   INCREASE (DECREASE) IN:
    Accounts payable. . . . . . . . . . . . . . . . . . . .   2,766      915
    Accrued payroll and employee benefits . . . . . . . . .   2,132      673
    Other accrued expenses. . . . . . . . . . . . . . . . .     623      271
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (46)     223
                                                           --------  --------
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .  (5,778)     192
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties . . . . . . . . . . . . . . . . .    (733)    (201)
  Short-term investments - purchased. . . . . . . . . . . .     ---   (1,228)
  Short-term investments - redeemed . . . . . . . . . . . .     ---    2,492
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .    (429)     ---
                                                           --------  --------
  NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .  (1,162)   1,063
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings, note payable to bank. . . . . . . . . . .   5,835      ---
  Repayment of long-term debt . . . . . . . . . . . . . . .      (6)  (1,675)
  Payment on note receivable - ESOP . . . . . . . . . . . .     ---    1,113
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .     ---      (50)
                                                           --------  --------
  NET CASH PROVIDED BY(USED IN)FINANCING
   ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .   5,829     (612)
                                                           --------  --------
Effect of exchange rates on cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . . . . .       1      ---
                                                           --------  --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .  (1,110)     643
CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . .   1,636       37
                                                           --------  --------
  End of period . . . . . . . . . . . . . . . . . . . . . . $   526  $   680
                                                           --------  --------
                                                           --------  --------

The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Oregon Metallurgical Corporation (OREMET) and subsidiaries (the Company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and six month periods ended June 30,1995 and 1994; the Company's financial position at June 30, 1995 and December 31, 1994; and the cash flows for the six month periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

The results for the first quarter of 1995 are not necessarily indicative of future financial results.

NOTE 2.  ORGANIZATION AND OPERATIONS

The Company is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and recreation applications.
As of December 31, 1994, the Company is 41% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the ESOP).

On September 20, 1994, the Company completed the acquisition of the net operating assets and subsidiaries of Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries Inc., an eighty percent (80%) owned subsidiary of OREMET. Titanium Industries, Inc. is a full-line service titanium metals distributor with facilities in the United States, Canada and the United Kingdom.

NOTE 3.   BASIS OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of its majority-owned subsidiary, Titanium Industries, Inc. (since date of acquisition) and the Company's wholly-owned subsidiary, OREMET France S.a.r.l. Titanium Industries, Inc.'s accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD. and Titanium Wire Corporation.
All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4.  STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95, STATEMENT OF CASH FLOWS, cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the Statement of Consolidated Cash Flows will not necessarily agree to changes in the corresponding balances on the Statement of Consolidated Financial Position. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below Cash Flows From Financing Activities.

NOTE 5.  INVENTORIES

Inventories are comprised of the following:

                                                     June 30,     December 31,
                                                       1995           1994
                                                     -------      -----------
       Finished goods . . . . . . . . . . . . .      $17,198      $14,656
       Work-In-process. . . . . . . . . . . . .       21,380       15,288
       Raw materials. . . . . . . . . . . . . .       20,483       19,079
                                                     -------      ----------
                                                     $59,061      $49,023
                                                     -------      ----------
                                                     -------      ----------

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

                                                     June 30,     December 31,
                                                       1995           1994
                                                     -------      -----------
       Land . . . . . . . . . . . . . . . . . .      $ 1,189      $ 1,189
       Buildings and improvements . . . . . . .       11,123       11,087
       Machinery and equipment. . . . . . . . .       41,332       39,940
       Integrated sponge facility . . . . . . .       45,641       45,309
       Construction in progress . . . . . . . .          979        1,976
                                                     -------      ----------
                                                     100,264       99,501

       Less accumulated depreciation. . . . .        (64,146)     (61,981)
                                                     -------      ----------
                                                     $36,118      $37,520
                                                     -------      ----------
                                                     -------      ----------

PART 1: FINANCIAL INFORMATION

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, and other major U.S. titanium producers reported second quarter results which indicated, that consistent with the Company's observations, industry sales are increasing and operating results are continuing to improve from those reported in the prior quarter. The quarter ended June 30, 1995, represented the Company's sixth consecutive quarter of increasing sales and improving operating results. The Company reported net earnings of $.5 million for the second quarter of 1995.

The Company's net sales and twelve-month sales order backlog (sales backlog) continued to grow at a brisk pace. Net sales in the second quarter of 1995 increased 14% to $35.1 million, compared to $30.8 million for the first quarter of 1995. The sales backlog was $64 million on June 30, 1995, an increase of 33% over the March 31, 1995 sales backlog of $48 million.
The twelve-month sales order backlog reflects recent customer order placement but may not be an accurate indicator of annual or quarterly sales volume.

Orders from the recreation market accounted for a substantial portion of the increase in the backlog while the commercial aerospace market continues to display signs of increased activity. Demand for military aerospace applications continues to be weak; however, the military sector appears to have a growing interest in utilizing titanium for armor. Additionally, the decline in value of the U.S. dollar compared to Asian and European currencies has aided the Company's expansion into international markets.

During the second quarter of 1995, the Company recorded a charge to earnings of approximately $820,000, net of taxes, or $0.07 per share, to reflect the impact of higher than anticipated material and conversion costs relating to certain fixed price long-term sales contracts. The difficulties encountered in achieving increased operating levels coupled with a larger number and complexity of end products accounted for a significant portion of this charge to earnings.

The strong increase in demand for titanium products has begun to strain the capacity of our industry. The Company, as well as other major titanium producers, has been quoting ever extending delivery dates. We are exploring a wide range of possibilities in order to enhance our ability to respond to present market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1994:

SALES:

Net sales were $35.1 million for the second quarter of 1995, an increase of 142% over the second quarter of 1994 sales of $14.5 million. The Company's majority owned subsidiary, Titanium Industries, Inc. (TI) reported net sales of $13.6 million for the second quarter of 1995. TI was acquired by the Company in September 1994.

TITANIUM SPONGE:

Sales of titanium sponge increased 31% for the second quarter of 1995 compared to the second quarter of 1994. Sponge shipments decreased 3% and average sponge price per pound increased 34%. The increase in the average price per pound of 34% is attributable to sales of our high purity sponge which the Company has recently started producing in limited quantities. Sales of titanium sponge are below historical averages due to competition from lower-priced material which has been available from producers in the Former Soviet Union (FSU). The present ability of titanium producers in the FSU to be reliable long-term suppliers of titanium sponge is uncertain. During the first half of 1995, the Company's integrated sponge facility operated at a significant level of capacity, primarily supplying the Company's internal demand for titanium sponge and sales to RMI Titanium Company under our long-term titanium sponge supply agreement.

INGOT:

Sales of ingot increased 31% for the second quarter of 1995 compared to the second quarter of 1994. Ingot shipments increased 19% and average ingot price per pound increased 11% from the comparable period in 1994.

MILL PRODUCTS:

The Oremet Titanium Division of the Company directly produces or contracts for outside production a variety of mill products, including billet, bar, plate, sheet and engineered parts. Oremet Titanium Division mill product sales increased 110% for the second quarter of 1995 compared to the second quarter of 1994. Shipments of mill products increased 94% and the average price per pound increased 8%.

TI markets a wide variety of mill products including engineered parts, manufactured by various producers. TI reported sales for the second quarter of 1995 of $13.6 million. Since the acquisition, both shipments and pricing for TI's products have trended upward.

CASTINGS:

Sales of castings increased 8% for the first quarter of 1995 compared to the first quarter of 1994.

COST OF SALES:

Cost of sales as a percentage of net sales decreased for the second quarter of 1995 to 85% from 95% for the comparable period in 1994. The positive change is due to both increases in volume and pricing of products sold. As a result, gross profit increased $4.6 million to $5.3 million for the second quarter of 1995 from $.7 million for the comparable period in 1994. Cost of sales for the second quarter of 1995 includes a charge of approximately $1.3 million, reflecting the impact of higher than anticipated material and conversion costs on certain fixed price long-term sales contracts. Difficulties encountered in achieving increased operating levels coupled with a larger number and complexity of end products accounts for a significant portion of this charge.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES:

Research, technical and product development expenses (RT&D) decreased 22% for the second quarter of 1995 to $.4 million from $.5 million in the comparable quarter of 1994. Overall costs for this department have decreased due to the nature of the mix of research and development projects.

The department's salaries and related costs have increased compared to the second quarter of 1994, reflecting an increase in technical personnel which is designed to support the Company's long-term commitment towards research and the development of new products and improvements in operating processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense (SG&A) increased 210% for the second quarter of 1995 to $3.5 million from $1.1 million in the comparable quarter of 1994. The acquisition of Titanium Industries, Inc. is the primary reason for the increase in SG&A.

INTEREST INCOME:

For the second quarter of 1994, the Company reported interest income of $.1 million, derived from earnings on short-term investments and the ESOP note receivable. The Company liquidated its portfolio of short-term investments in the third quarter of 1994 and the ESOP note receivable matured in December 1994. The Company expects that interest income for 1995 and the foreseeable future should be negligible.

INTEREST EXPENSE:

Interest expense increased to $.5 million in the second quarter of 1995 compared to $.1 million in the comparable quarter of 1994. The increase in interest expense is the direct result of an increase in borrowings related to the purchase of TI and working capital needed for the increased operating levels.

MINORITY INTEREST IN SUBSIDIARY:

The amounts reported as minority interest in subsidiary removes the minority shareholder's 20% interest in the net income of TI from the Company's Consolidated Statements of Operations.

PROVISION FOR INCOME TAXES:

The Company reported a provision for income taxes of $.4 million (effective tax rate of 39%) for the second quarter of 1995 compared to a tax benefit of $.3 million, or an effective tax rate of 34% for the comparable period in 1994.

NET INCOME:

The Company reported net income of $.5 million ($0.04 per share) for the second quarter of 1995 compared to a net loss of $.6 million ($.06 per share) for the comparable period in 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994:

SALES:

Net sales were $66.0 million for the first six months of 1995, an increase of 137% over sales of $27.8 million for the comparable period of 1994. The Company's majority owned subsidiary, Titanium Industries, Inc. (TI) reported net sales of $26.7 million for the first half of 1995. TI was acquired by the Company in September 1994.

TITANIUM SPONGE:

Sales of titanium sponge decreased 22% for the first six months of 1995 compared to the comparable period of 1994. Sponge shipments decreased 31% and average sponge price per pound increased 14%. The increase in the average price per pound of 14% is attributable to sales of our high purity sponge which the Company has recently started producing in limited quantities. During the first half of 1995, the Company's integrated sponge facility operated at a significant level of capacity, primarily supplying the Company's internal demand for titanium sponge and sales to RMI Titanium Company under our long-term titanium sponge supply agreement.

INGOT:

Sales of ingot increased 35% for the first half of 1995 compared to the comparable period of 1994. Ingot shipments increased 22% and average ingot price per pound increased 10% from the comparable period in 1994.

MILL PRODUCTS:

The Oremet Titanium Division of the Company directly produces or contracts for outside production a variety of mill products, including billet, bar, plate, sheet and engineered parts. Oremet Titanium Division mill product sales increased 116% for the first half of 1995 compared to the comparable period of 1994. Shipments of mill products increased 113% and there was no change to the average price per pound.

TI markets a wide variety of mill products including engineered parts, manufactured by various producers. TI reported sales for the six month period of $26.7 million. Since the acquisition, both shipments and pricing for TI's products have trended upward.

CASTINGS:

Sales of castings increased 20% for the first half of 1995 compared to the comparable period of 1994.

COST OF SALES:

Cost of sales as a percentage of net sales decreased for the first six months of 1995 to 84% from 97% for the comparable period in 1994. The positive change is due to both increases in volume and pricing of products sold. As a result, gross profit increased $9.9 million to $10.6 million for the first six months of 1995 from $.7 million for the comparable period in 1994. Cost of sales for the first six months of 1995 include a charge of approximately $1.3 million, reflecting the impact of higher than anticipated material and conversion costs on certain fixed price long-term sales contracts. Difficulties encountered in achieving increased operating levels coupled with a larger number and complexity of end products accounts for a significant portion of this charge.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES:

Research, technical and product development (RT&D) expenses increased 6% for the first half of 1995 to $.7 million. The cost of RT&D's research and development projects has decreased during the first six months of 1994 compared to the comparable period of 1995 due to the nature and mix of the department's projects. RT&D's salaries and related costs have increased compared to the first half of 1994, reflecting an increase in technical personnel which is designed to support the Company's long-term commitment towards research and the development of new products and improvements in operating processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expense increased 158% for the first six months of 1995 to $6.9 million from $2.7 million in the comparable period of 1994. The acquisition of Titanium Industries, Inc. is the primary reason for the increase in SG&A.

INTEREST INCOME:

For the first six months of 1994, the Company reported interest income of $.2 million, derived from earnings on short-term investments and the ESOP note receivable. The Company liquidated its portfolio of short-term investments in the third quarter of 1994 and the ESOP note receivable matured in December 1994. The Company expects that interest income for 1995 and the foreseeable future should be negligible.

INTEREST EXPENSE:

Interest expense increased to $1.0 million in the first six months of 1995 compared to $.2 million in the comparable period of 1994. The increase in interest expense is the direct result of an increase in borrowings related to the purchase of TI and working capital needed for the increased operating levels.

MINORITY INTEREST IN SUBSIDIARY:

The amounts reported as minority interest in subsidiary removes the minority shareholder's 20% interest in the net income of TI from the Company's Consolidated Statements of Operations.

PROVISION FOR INCOME TAXES:

The Company reported a provision for income taxes of $.7 million (effective tax rate of 37%) for the first six months of 1995 compared to a tax benefit of $.9 million, or an effective tax rate of 34% for the comparable period in 1994.

NET INCOME:

The Company reported net income of $1.0 million ($0.09 per share) for the first six months of 1995 compared to a net loss of $1.7 million ($.16 per share) for the comparable period in 1994.

NON-U.S. OPERATIONS AND MONETARY ASSETS

The Company has two foreign subsidiaries which operate titanium service and distribution centers located in the United Kingdom and France. Approximately 13% of the Company's revenues for the six-month period ended June 30, 1995 were derived from the Company's European operations. The Company acquired the service center in the United Kingdom in September 1994, and established the service center in France in the second quarter of 1994. The service center in France became operational in January 1995.

Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations, while slightly unfavorable for the six-month period ended June 30, 1995, were not significant.

The Company enters into forward exchange contracts to hedge foreign currency transactions for inventory purchases and product sales on a continuing basis for periods consistent with its committed exposures. Hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Cash flows used in operating activities totaled $5.8 million for the first-half of 1995 compared with $.2 million provided by operating activities in the comparable period of 1994. The net cash flow decrease between the two periods of $6 million is the result of a significant increase in working capital to support the Company's higher shipment and production levels. The decrease in the amount of cash flow provided by operating activities is a trend which began in the second quarter of 1994, the timing of this trend is consistent with the Company's experience of increasing sales, sales order backlog and production activity.

Inventories increased $10.0 million, or 20%, to $59.1 million at June 30, 1995, compared to $49.0 million as of December 31, 1994. The increase is in support of higher production levels in addition to an increase in finished goods inventory of $2.5 million. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs which, combined, have increased the value of inventory the Company has on hand.

Accounts receivable increased $6.1 million, or 30%, to $26.6 million at June 30, 1995, compared to $20.0 million as of December 31, 1994. The increase in accounts receivable is consistent with the Company's increase in sales volume.

Accounts payable and other current liabilities increased $5.9 million, or 25%, to $29.8 million at June 30, 1995, compared to $23.9 million as of December 31, 1994. The increase in current liabilities is a result of the Company's higher production levels.

The Company's investing activities used $1.2 million of cash in the first half of 1995. Additions to properties totaled $.7 million. The Company also made an investment of $.3 million in a start-up company, which will perform sonic testing on behalf of the Company and its other two investors. During the first-half of 1994, investing activities generated $1.1 million in cash, principally from the net redemption of short-term investments which were liquidated to meet the operating requirements of the Company.

The Company's financing activities for the first-half of 1995 principally consisted of net borrowings on its revolving credit agreements of $5.8 million. The net borrowings were used to fund the Company's increased levels of operations. For the first six months of 1994, the Company's financing activities used $.6 million in cash comprised of payments on the Company's long-term debt net of reductions in the note receivable from the ESOP.

WORKING CAPITAL:

Working capital increased $8.4 million to $57.5 million as of June 30, 1995, compared to $49.1 million as of December 31, 1994. The growth in working capital is principally attributable to increases in accounts receivable and inventories during the first six months of 1995. The increase in working capital was partially funded by a $5.4 million increase in the note payable to bank which is reported as a long-term liability on the Company's consolidated balance sheet.

CREDIT AGREEMENT (NOTE PAYABLE TO BANK):

The Company may borrow up to $25 million under the terms of a revolving credit agreement with BankAmerica Business Credit, Inc. (BABC) which was amended as of June 30, 1995. The credit agreement expires in September 1997. The balance outstanding under the credit agreement as of June 30, 1995 is $17.9 million.

As of June 30, 1995, interest charged under the credit agreement is at BABC's reference rate (8.75%) plus 1%. The terms of the credit facility provide for a LIBOR based borrowing option which the Company has exercised.

CAPITAL EXPENDITURES:

The Company has no material open commitments which obligate it to make future capital expenditures. The Company's capital plan anticipates that 1995 capital expenditures may approximate $3 million. The Company's capital expenditures will be funded by a combination of internally generated cash and external financings.

The Company's recent capital expenditure history is as follows
(dollars in millions):

                                           Six Month
                                             Ended              Year Ended
                                            June 30,            December 31,
                                          -----------        ---------------
                                          1995   1994        1994  1993  1992
                                          ----   ----        ----  ----  ----
Additions to Properties                   $0.7   $0.2        $1.9  $1.2  $4.4


The Company's revolving credit facility with BankAmerica Business Credit, Inc. provides that capital expenditures may not exceed $5 million for any fiscal year.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's access to borrowing facilities, internally generated cash and to capital markets are expected to be sufficient to provide the resources necessary to support increased operating needs and to finance continued growth, capital expenditures and repayment of long-term debt obligations.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An Annual Meeting of Shareholders was held on April 27, 1995.

     (b) Carlos E. Aguirre, Gilbert E. Bezar, Robert P. Booth, Roger V. Carter, Nicholas P. Collins, Howard T. Cusic, David H. Leonard, James S. Paddock and James R. Pate were elected as directors of the Company.

     (c) The matters voted upon at the Annual Meeting of Shareholders were:

           i. The election of nine directors. The results of the election were as follows;


NOMINEE                          VOTES FOR

Carlos E. Aguirre                8,534,750
                                 ---------
Gilbert E. Bezar                 6,489,419
                                 ---------
Robert P. Booth                  6,387,088
                                 ---------
Roger V. Carter                  7,621,611
                                 ---------
Nicholas P. Collins              7,911,156
                                 ---------
Howard T. Cusic                  6,585,038
                                 ---------
David H. Leonard                15,400,399
                                 ---------
James S. Paddock                 7,059,363
                                ----------
James R. Pate                   16,562,560
                                ----------

           ii. Amendment to the Restated Articles of Incorporation regarding rights of employees to nominate persons to the Board of Directors. The number of votes cast with regard to the amendment was 3,746,286 for, 713,661 against/withheld, 164,945 abstaining and 2,365,944 broker non-votes.

     (d) None."

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       A. EXHIBITS

           3.1 Amendment to Restated Articles of Incorporation, dated April 28, 1995

          10.1 Amendment No. 2 Dated as of June 30, 1995, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., Dated as of September 19, 1994

          11.1  Statement re: computation of per share earnings.

          27.1  Financial Data Schedule

       B. FORMS 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OREGON METALLURGICAL CORPORATION
                                       --------------------------------
                                                  Registrant



Date:  August 10, 1995
       -----------------        -----------------------------
                                       Dennis P. Kelly
                                       Vice President, Finance and
                                       Chief Financial Officer

                                       Signing on behalf of the Registrant
                                       and as Chief Accounting Officer