Form 10-Q
period 1995-09-30
OREGON METALLURGICAL CORP
filed 1995-11-14
CIK 74856

===============================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1995
                                               __________________

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           Commission File NO. 0-1339
                                               ______

                        OREGON METALLURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Oregon                           93-0448167
     _______________________________         ______________________
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

               530 West 34th Avenue                      97321
     _______________________________________           __________
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (541) 967-9000
                                                           ______________

                                      None
             ______________________________________________________
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              ______   ______

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding as of November 10, 1995
     _____________________________      ___________________________________
     Common stock, $1.00 par value                     10,963,377

===============================================================================

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited


                                          Three Months         Nine Months
FOR THE PERIOD ENDED SEPTEMBER 30,       1995      1994       1995      1994
                                         ____      ____       ____      ____

Net sales                               $ 41,236  $ 16,980  $107,199  $ 44,777
Cost of sales                             37,146    15,283    92,486    42,331
                                        ________  ________  ________  ________

GROSS PROFIT                               4,090     1,697    14,713     2,446

Research, technical and
  product development expenses               444       384     1,163     1,064
Selling, general
  and administrative expenses              3,536     1,935    10,480     4,622
                                        ________  ________  ________  ________

INCOME (LOSS) FROM OPERATIONS                110      (622)    3,070    (3,240)

Interest income                              ---       115       ---       362
Interest expense                            (596)     (106)   (1,636)     (288)
Minority interest in subsidiary             (123)      ---      (341)      ---
                                        ________  ________  ________  ________

INCOME (LOSS) BEFORE INCOME TAXES           (609)     (613)    1,093    (3,166)

Provision (benefit) for income taxes        (170)     (213)      544    (1,080)
                                        ________  ________  ________  ________

NET INCOME (LOSS)                       $   (439) $   (400) $    549  $ (2,086)
                                        ========  ========  ========  ========

NET INCOME (LOSS) PER SHARE             $  (0.04) $  (0.03) $   0.05  $  (0.19)
                                        ========  ========  ========  ========
WEIGHTED AVERAGE SHARES AND
  SHARE EQUIVALENTS OUTSTANDING           11,281    10,893    11,186    10,891
                                        ========  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  Unaudited
                                                  September 30   December 31
                                                      1995          1994
                                                  ____________   ___________
ASSETS

Current Assets
  Cash and cash equivalents                       $    855       $  1,636
  Accounts receivable, net                          29,390         20,444
  Inventories                                       55,739         49,023
  Income taxes receivable                              ---            321
  Prepayments and other current assets                 534          1,031
  Deferred income taxes                                525            517
                                                  ________       ________
     TOTAL CURRENT ASSETS                           87,043         72,972

Property, plant and equipment, net                  35,427         37,520

Other assets, net                                    1,638          1,480
                                                  ________       ________

     TOTAL ASSETS                                 $124,108       $111,972
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $ 15,939       $ 16,860
  Accrued payroll and employee benefits              5,636          2,944
  Other accrued expenses                             6,029          4,073
  Note payable to bank                                 607            ---
  Current portion of long-term debt                     86             13
                                                  ________       ________
     TOTAL CURRENT LIABILITIES                      28,297         23,890

Other Liabilities
  Note payable to bank                              18,519         12,496
  Long-term debt, less current portion               5,555          4,668
  Deferred income taxes                                936          1,098
  Deferred compensation payable                        678            881
  Accrued postretirement benefit                     1,550          1,457
  Minority interest                                    634            200
     TOTAL LIABILITIES                              56,169         44,690
                                                  ________       ________

Shareholders' Equity
  Common stock, $1.00 par value;
   25,000 shares authorized, shares issued:
   1995 - 10,911; 1994 - 10,893                     10,911         10,893
  Additional paid-in capital                        37,463         37,445
  Retained earnings                                 19,509         18,960
  Cumulative foreign currency translation
   adjustment                                           56            (16)
                                                  ________       ________
     TOTAL SHAREHOLDERS' EQUITY                     67,939         67,282
                                                  ________       ________

          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                    $124,108       $111,972
                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

                                                             Nine Months
                                                       _______________________
FOR THE PERIOD ENDED SEPTEMBER 30,                       1995           1994
                                                       ________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $    549       $ (2,086)
Adjustments to reconcile net income (loss) to
  cash provided by (used in)
  operating activities:
   Depreciation and amortization                          3,608          3,356
   Deferred income taxes                                   (170)        (1,080)
   Minority interest                                        341            ---
    DECREASE (INCREASE) IN:
     Accounts receivable                                 (8,921)        (3,116)
     Inventories                                         (6,673)        (4,021)
     Income taxes receivable                                321          1,338
     Prepayments                                            497            388
    INCREASE (DECREASE) IN:
     Accounts payable                                      (935)         4,319
     Accrued payroll and employee benefits                2,692          1,129
     Other accrued expenses                               1,956           (735)
   Other                                                    (76)           635
                                                       ________       ________
   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                          (6,811)           127
                                                       ________       ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business,
   net of cash acquired                                                 (8,223)
  Additions to properties                                (1,173)        (1,265)
  Short-term investments - purchased                        ---         (1,228)
  Short-term investments - redeemed                         ---          8,811
  Other                                                    (404)          (216)
                                                       ________       ________
  NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                            (1,577)        (2,121)
                                                       ________       ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings, note payable to bank                    6,630          3,633
   Borrowings, long-term debt                               990            ---
  Repayment of long-term debt                               (30)        (1,775)
  Payment on note receivable - ESOP                         ---          1,669
  Other                                                     ---           (250)
                                                       ________       ________
  NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                             7,590          3,277
                                                       ________       ________
Effect of exchange rates on cash and cash
  equivalents                                                17            ---
                                                       ________       ________
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (781)         1,283
CASH AND CASH EQUIVALENTS:
  Beginning of period                                     1,636             37
                                                       ________       ________
  End of period                                        $    855       $  1,320
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation (the Company) without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and December 31, 1994; the results of operations for the three months and the nine months ended September 30, 1995 and 1994; and the cash flows of the Company for the nine months ended September 30, 1995 and 1994. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results for the third quarter of 1995 are not necessarily indicative of future financial results.

NOTE 2. ORGANIZATION AND OPERATIONS

The Company is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and recreation applications.
As of December 31, 1994, the Company is 41% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the ESOP).

On September 20, 1994, the Company completed the acquisition of the net operating assets and subsidiaries of Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries, Inc. (TI), an eighty percent (80%) owned subsidiary of OREMET. Titanium Industries, Inc. is a full-line service titanium metals distributor with facilities in the United States, Canada and the United Kingdom.

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

NOTE 4. STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95, STATEMENT OF CASH FLOWS, cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statement of Cash Flows will not necessarily agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below Cash Flows From Financing Activities.

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

NOTE 5. INVENTORIES

Inventories are comprised of the following:

                                                September 30,    December 31,
                                                    1995             1994
                                                _____________    ____________

     Finished goods                                $ 19,155        $ 14,656
     Work-in-process                                 17,033          15,288
     Raw materials                                   19,551          19,079
                                                   ________        ________

                                                   $ 55,739        $ 49,023
                                                   ========        ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

                                                September 30,    December 31,
                                                    1995             1994
                                                _____________    ____________

     Land                                          $  1,189        $  1,189
     Buildings and improvements                      11,112          11,087
     Machinery and equipment                         41,405          39,940
     Integrated sponge facility                      45,641          45,309
     Construction in progress                         1,366           1,976
                                                   ________        ________

                                                    100,713          99,501

     Less accumulated depreciation                  (65,286)        (61,981)
                                                   ________        ________
                                                   $ 35,427        $ 37,520

                                                   ========        ========

Machinery and equipment includes items acquired under capital leases having a cost of $969 and accumulated amortization of $63 as of September 30, 1995. The Company had no capital leases outstanding as of December 31, 1994.

NOTE 7. NOTES PAYABLE TO BANK

The Company may borrow up to $25 million under the terms of a revolving credit agreement at an interest rate of prime (8.75% on September 30, 1995) plus either 1 or 1.5 percent. The terms of the credit agreement provide for a LIBOR-based borrowing option which the Company has exercised. Borrowings under the agreement are collateralized by accounts receivable, inventories and other intangible assets, including the Company's stock in TI. The Company must pay a nonuse fee of .5% annually on the unused portion of the commitment. The credit agreement matures September 1997

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

and can be renewed for one year periods with consent of both parties. The credit agreement contains various restrictive covenants including (i) a requirement to maintain a minimum net worth; (ii) a ratio limiting liabilities to a percentage of net worth; (iii) maintenance of an interest expense coverage ratio; (iv) annual limit on capital expenditures; and (v) limit on the payment of dividends. Annual cash dividends are limited to the lesser of fifty percent (50%) of net income or $1.8 million.

As of September 30, 1995, the Company met its financial covenants under the credit agreement, except for the interest coverage ratio. The Company has obtained written consent from the lender pursuant to the credit agreement and is now in compliance. The Company believes that it will meet its future financial covenants or it will seek to negotiate to amend the credit agreement.

Titanium Industries, LTD. (T.I.L.), a foreign subsidiary (United Kingdom) maintains a credit facility of approximately $2,300, a foreign exchange facility for $900, and other guarantees of approximately $250. The amount of borrowing is subject to 70% of eligible accounts receivable plus 60% of appraised value of building. The credit facility is collateralized by certain assets of T.I.L. Interest is to be charged at the rate of 1.5% over lender's base rate. The credit facility has financial covenants pertaining to net worth and repayment of loan to parent. The Bank has the option of terminating the funds at its discretion and is subject to review on December 31, 1995.

NOTE 8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                September 30,    December 31,
                                                    1995             1994
                                                _____________    ____________

     Subordinate note due to Kamyr, Inc.           $  4,500        $  4,500
     Obligations under capital leases                   970             ---
     County Industrial Development Authority Loan       171             181
                                                   ________        ________
                                                      5,641           4,681
     Less current maturities                            (86)            (13)
                                                   ________        ________
                                                   $  5,555        $  4,668
                                                   ========        ========

SUBORDINATED NOTE DUE TO KAMYR, INC.:

     On September 19, 1994, as part of the Company's acquisition (see Note 2), TI entered into a subordinated debt agreement with Kamyr, Inc. for $4,500, interest at 8%, payable quarterly commencing December 1994. The initial principal payment of $300 is due March 1997, and payable thereafter in quarterly installments of $350 through March 2000. The subordinated debt agreement includes covenants relative to shareholders' equity, maximum amount of senior debt, relative financial ratios and restrictions on dividends, new borrowings and guarantees and liens. The loan is collateralized by a second lien on the accounts receivable, inventories, and general intangibles of TI.

                                               OREGON METALLURGICAL CORPORATION
_______________________________________________________________________________

OBLIGATIONS UNDER CAPITAL LEASES:

     The obligations under capital leases are payable in aggregate monthly installments of $12 including interest at 6.9%, through July 2002, with a residual payment of $264 due August 2002. The capital leases are collateralized by specific items of machinery and equipment.

Aggregate maturities of long-term debt approximate the following at September 30, 1995:

                    1995           $     21
                    1996                 99
                    1997              1,453
                    1998              1,511
                    1999              1,517
                    2000                476
                    Thereafter          564
                                   ________
                                   $  5,641
                                   ========

NOTE 9. ENVIRONMENTAL MATTERS

The Company has determined that it must obtain a federal operating permit under the new federal permitting requirements of Title V of the Clean Air Act, and the Company expects to submit a Title V permit application to the Oregon Department of Environmental Quality by November 15, 1995. In the course of preparing this comprehensive permit application, the Company has identified several parts of its Oregon operations where it intends to make improvements to ensure continued compliance with air quality laws. The Company does not believe these matters will have a material effect on its capital expenditures, earnings or competitive position.

NOTE 10. FORWARD FOREIGN EXCHANGE CONTRACTS

At September 30, 1995, the Company had forward foreign exchange contracts, approximating $200, for the purchase of U.S. dollars at fixed rates. The Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements. However, management believes the risk of incurring such losses is remote, as the contracts are entered into with major financial institutions. The contracts expire between October and May, 1996.

PART 1:   FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

After three consecutive quarters of positive earnings the Company incurred a net loss for the quarter of $439, or $0.04 per share, on sales of $41,236. A combination of increased raw material costs, production inefficiencies and an unfavorable mix of low margin aerospace shipments are responsible for the downturn in results. The Company has been using more expensive raw materials to replace titanium chips and turnings which it has not been able to procure at a cost or in quantities needed to support the higher production levels.
Despite the Company's efforts to counter these problems, these factors are expected to also affect results for the fourth quarter. The Company has been adjusting prices to reflect higher costs and market conditions.

The Company's net sales continued to grow at a brisk pace. Net sales in the third quarter of 1995 increased 17% to $41.2 million, compared to $35.1 million for the second quarter of 1995. The sales order backlog was $65 million on September 30, 1995, up slightly from $64 million at June 30, 1995. The sales backlog was affected by increased shipments, extended delivery dates, and the Company's emphasis of short-term orders in light of rising raw material prices. The twelve-month sales order backlog reflects recent customer order placements, but may not be an accurate indicator of annual or quarterly sales volume.

Stimulated by a variety of programs, the traditionally cyclical commercial aerospace market has been displaying signs of increased activity. The recreation market, which began to exert itself in the later half of 1994, continues to demonstrate a strong level of demand. While the market for military aerospace applications is expected to remain flat into the foreseeable future, the non-aerospace military sector has taken a strong interest in utilizing titanium plate for armor. We believe that the developing market for armor may evolve into a viable application for the titanium industry.

Over the last eighteen months, the titanium industry has been faced with an abrupt increase in demand coupled with raw material shortages and rapidly escalating costs. In the face of increased demand, the Company, as well as other major titanium producers, have continued to extend delivery dates. Additionally, the emergence on the world market of the titanium producers from within the Former Soviet Union (FSU) has further affected the supply and pricing of titanium products. The mid-term and long-term markets for titanium products and applications appears to be favorable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

NET SALES:

Net sales were $41.2 million for the third quarter of 1995, an increase of 143% over the third quarter of 1994 sales of $17.0 million. The growth in sales reflects both a higher level of demand for Company products and the results of Titanium Industries, Inc. (TI), a majority owned subsidiary. TI was acquired by the Company in September 1994.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994: CONTINUED...

TITANIUM SPONGE:

Sales of titanium sponge remained fairly constant for the third quarter of 1995 compared to the third quarter of 1994. Sponge shipments decreased 12% and average sponge price per pound increased 14%. The increase in the average price per pound of 14% is attributable to sales of our high purity sponge which the Company has recently started producing in limited quantities. Sales of titanium sponge are below historical averages due to competition from lower-priced material which has been available from producers in the FSU. The present ability of titanium producers in the FSU to be reliable long-term suppliers of titanium sponge is uncertain. During the first three quarters of 1995, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge and sales to RMI Titanium Company under our long-term titanium sponge supply agreement.

INGOT:

Sales of ingot increased 40% for the third quarter of 1995 compared to the third quarter of 1994. Ingot shipments increased 19% and average ingot price per pound increased 17% from the comparable period in 1994.

MILL PRODUCTS:

The OREMET Titanium Division of the Company directly produces or contracts for outside production a variety of mill products, including billet, bar, plate, sheet and engineered parts. OREMET Titanium Division mill product sales increased 202% for the third quarter of 1995 compared to the third quarter of 1994. Shipments of mill products increased 160% and the average price per pound increased 16%.

TI markets a wide variety of mill products including engineered parts, manufactured by various producers. Since the acquisition, both shipments and pricing for TI's products have trended upward.

CASTINGS:

Sales of castings remained fairly constant for the third quarter of 1995 compared to the third quarter of 1994.

COST OF SALES:

Cost of sales as a percentage of net sales remained constant at 90% for the third quarter of 1995 when compared to the comparable period in 1994. As a result of increased shipments, gross profit increased $2.4 million to $4.1 million for the third quarter of 1995 from $1.7 million for the comparable period in 1994.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES:

Research, technical and product development expenses (RT&D) increased 16% for the third quarter of 1995 compared to the comparable quarter of 1994. RT&D's salaries and related costs have increased compared to the third quarter of 1994, reflecting an increase in technical personnel which is designed to support the Company's long-term commitment towards research and the development of new products and improvements in operating processes.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994: CONTINUED...

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expense (SG&A) increased 82% for the third quarter of 1995 to $3.5 million from $1.9 million in the comparable quarter of 1994. The acquisition of TI is the primary reason for the increase in SG&A.

INTEREST INCOME:

For the third quarter of 1994, the Company reported interest income of $.1 million, derived from earnings on short-term investments and the ESOP note receivable. The Company liquidated its portfolio of short-term investments in the third quarter of 1994 and the ESOP note receivable matured in December 1994. The Company expects that interest income for 1995 and the foreseeable future will be negligible.

INTEREST EXPENSE:

Interest expense increased to $.6 million in the third quarter of 1995 compared to $.1 million in the comparable quarter of 1994. The increase in interest expense is the direct result of an increase in the borrowings related to the purchase of TI and increased levels of working capital needed to support increased operating levels.

MINORITY INTEREST IN SUBSIDIARY:

The amounts reported as minority interest in subsidiary removes the minority shareholder's 20% interest in the net income of TI from the Company's Consolidated Statements of Operations.

PROVISION FOR INCOME TAXES:

The Company reported a tax benefit of $.2 million (effective rate of 35%) for the third quarter of 1995 compared to a tax benefit of $.2 million, or an effective tax rate of 34% for the comparable period in 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

NET SALES:

Net sales were $107.2 million for the first nine months of 1995, an increase of 139% over sales of $44.8 million for the comparable period of 1994. The growth in sales reflects a higher level of demand for Company products and the results of TI. TI was acquired by the Company in September 1994.

TITANIUM SPONGE:

Sales of titanium sponge decreased 16% for the first nine months of 1995 compared to the comparable period of 1994. Sponge shipments decreased 25% and average sponge price per pound increased 14%. The increase in the average price per pound of 14% is attributable to sales of our

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994: CONTINUED...

high purity sponge which the Company has recently started producing in limited quantities. During the first nine months of 1995, the Company's integrated sponge facility operated at a significant level of capacity, primarily supplying the Company's internal demand for titanium sponge and sales to RMI Titanium Company under our long-term titanium sponge supply agreement.

INGOT:

Sales of ingot increased 37% for the first nine months of 1995 compared to the comparable period of 1994. Ingot shipments increased 21% and average ingot price per pound increased 13% from the comparable period in 1994.

MILL PRODUCTS:

The OREMET Titanium Division of the Company directly produces or contracts for outside production a variety of mill products, including billet, bar, plate, sheet and engineered parts. OREMET Titanium Division mill product sales increased 144% for the first nine months of 1995 compared to the comparable period of 1994. Shipments of mill products increased 129% and the average price per pound increased 6% from the comparable period of 1994.

TI markets a wide variety of mill products including engineered parts, manufactured by various producers. Since the acquisition, both shipments and pricing for TI's products have trended upward.

CASTINGS:

Sales of castings increased 10% for the first nine months of 1995 compared to the comparable period of 1994.

COST OF SALES:

Cost of sales as a percentage of net sales decreased for the first nine months of 1995 to 86.3% from 94.5% for the comparable period of 1994. The positive change is due to both increases in volume and pricing of products sold. As a result, gross profit increased $12.3 million to $14.7 million for the first nine months of 1995 from $2.4 million for the comparable period in 1994. Cost of sales for the first nine months of 1995 includes a charge of approximately $1.3 million, reflecting the impact of higher than anticipated material and conversion costs on certain orders. Difficulties encountered in achieving increased operating levels coupled with a larger number and complexity of end products accounts for a significant portion of this charge. During 1995, the Company has been using more expensive raw materials to replace titanium chips and turnings which it has not been able to procure at a cost or in quantities needed to support the higher production levels.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES:

Research, technical and product development (RT&D) expenses increased 9% for the first nine months of 1995 to $1.2 million. RT&D's salaries and related costs have increased compared to the first three quarters of 1994, reflecting an increase in technical personnel which is designed to support the Company's long-term commitment towards research and the development of new products and improvements in operating processes.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994: CONTINUED...

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expense increased 127% for the first three quarters of 1995 to $10.5 million from $4.6 million in the comparable period of 1994. The acquisition of TI is the primary reason for the increase in SG&A.

INTEREST INCOME:

For the first nine months of 1994, the Company reported interest income of $.4 million, derived from earnings on short-term investments and the ESOP note receivable. The Company liquidated its portfolio of short-term investments in the third quarter of 1994 and the ESOP note receivable matured in December 1994. The Company expects that interest income for 1994 and the foreseeable future should be negligible.

INTEREST EXPENSE:

Interest expense increased to $1.6 million in the first nine months of 1995 compared to $.3 million in the comparable period of 1994. The increase in interest expense is the direct result of an increase in the borrowings related to the purchase of TI and working capital needed for the increased operating levels.

MINORITY INTEREST IN SUBSIDIARY:

The amounts reported as minority interest in subsidiary removes the minority shareholder's 20% interest in the net income of TI from the Company's Consolidated Statements of Operations.

PROVISION FOR INCOME TAXES:

The Company reported a provision for income taxes of $.5 million (effective tax rate of 38%) for the first nine months of 1995 compared to a tax benefit of $1.1 million, or an effective tax rate of 34% for the comparable period in 1994.

NET INCOME:

The Company reported net income of $.5 million ($0.05 per share) for the first three quarters of 1995 compared to a net loss of $2.1 million ($0.19 per share) for the comparable period in 1994.

NON-U.S. OPERATIONS AND MONETARY ASSETS

The Company has two foreign subsidiaries which operate titanium service and distribution centers located in the United Kingdom and France. Approximately 13% of the Company's revenues for the nine-month period ended September 30, 1995 were derived from the Company's European operations. The Company acquired the service center in the United Kingdom in September 1994, and established the service center in France in the second quarter of 1994. The service center in France became operational in January 1995.

Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations, while slightly unfavorable for the nine-month period ended September 30, 1995, was not significant.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Cash flows used in operating activities totaled $6.8 million for the first nine months of 1995 compared with $.1 million provided by operating activities in the comparable period of 1994. The net cash flow decrease between the two periods of $6.9 million is the result of a significant increase in working capital to support the Company's higher shipment and production levels. The decrease in the amount of cash flow provided by operating activities is a trend which began in the second quarter of 1994, the timing of this trend is consistent with the Company's experience of increasing sales, sales order backlog and production activity.

Inventories increased $6.7 million, or 14%, to $55.7 million at September 30, 1995, compared to $49.0 million as of December 31, 1994. The increase is in support of higher production levels in addition to an increase in finished goods inventory of $4.5 million. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs which, when combined, have increased the value of inventory the Company has on hand.

Accounts receivable increased $8.9 million, or 44% to $29.4 million at September 30, 1995, compared to $20.4 million as of December 31, 1994. The increase in accounts receivable is consistent with the Company's increase in sales volume.

Accounts payable and other current liabilities increased $4.4 million, or 18%, to $28.3 million at September 30, 1995, compared to $23.9 million as of December 31, 1994. The increase in current liabilities is a result of the Company's higher production levels.

The Company's investing activities used $1.6 million of cash in the first three quarters of 1995. Additions to properties totaled $1.2 million. The Company also made an investment of $.3 million in a start-up company, which will perform sonic testing on behalf of the Company and its other two investors. During the first three quarters of 1994, investing activities used $2.1 million in cash, principally from the net redemption of short-term investments which were liquidated to fund the acquisition of TI and to meet the operating requirements of the Company.

The Company's financing activities for the first three quarters of 1995 principally consisted of net borrowings on its revolving credit agreements of $6.6 million. The net borrowings were used to fund the Company's increased levels of operations. In September 1995, the Company entered into a capital lease obligation, receiving long-term funding of $990. For the first nine months of 1994, the Company's financing activities provided $3.3 million in cash, principally consisting of net borrowings.

WORKING CAPITAL:

Working capital increased $9.7 million to $58.7 million as of September 30, 1995, compared to $49.1 million as of December 31, 1994. The growth in working capital is principally attributable to increases in accounts receivable and inventories during the first nine months of 1995. The increase in working capital was partially funded by a $6.0 million increase in the note payable to bank which is reported as a long-term liability on the Company's Consolidated Balance Sheets.

CREDIT AGREEMENT (NOTE PAYABLE TO BANK):

The Company may borrow up to $25 million under the terms of a revolving credit agreement with BankAmerica Business Credit, Inc. (BABC). The credit agreement expires in September 1997. The balance outstanding under the credit agreement as of September 30, 1995 is $17.9 million.

As of September 30, 1995, the Company met its financial covenants under the credit agreement, except for the interest coverage ratio. The noncompliance was primarily due to lower than expected Company earnings. The Company has obtained written consent from the lender pursuant to the credit agreement and is now in compliance. The Company believes that it will meet its future financial covenants or it will seek to negotiate to amend the credit agreement.

As of September 30, 1995, interest charged under the credit agreement is at BABC's reference rate (8.75%) plus 1%. The terms of the credit facility provide for a LIBOR based borrowing option which the Company has exercised.

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

The Company's recent capital expenditure history is as follows (dollars in millions):

                                  Nine Months Ended           Year Ended
                                    September 30,            December 31,
                                  _________________    ________________________
                                   1995      1994      1994      1993      1992
                                   ____      ____      ____      ____      ____

Additions to Properties            $1.2      $1.3      $1.9      $1.2      $4.4


The Company's revolving credit facility with BABC provides that capital expenditures may not exceed $5 million for any fiscal year.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES:

The Company's access to borrowing facilities, internally generated cash and to capital markets are expected to be sufficient to provide the resources necessary to support increased operating needs and to finance continued growth, capital expenditures and repayment of long-term debt obligations.

PART 2:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

               11.1 Statement re:  computation of per share earnings.

               27.1 Financial Data Schedule

          B.   FORMS 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OREGON METALLURGICAL CORPORATION
                              ________________________________
                                        Registrant


Date: November 10, 1995       /s/ Dennis P. Kelly
      _________________       __________________________________________
                              Dennis P. Kelly
                              Vice President, Finance and
                              Chief Financial Officer

                              Signing on behalf of the Registrant and as Chief Accounting Officer