Form 10-K405
period 1995-12-31
OREGON METALLURGICAL CORP
filed 1996-03-28
CIK 74856

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                           _______________

                                              FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [Fee Required]
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to _______________

                                    COMMISSION FILE NUMBER 0-1339

                                  OREGON METALLURGICAL CORPORATION
                                  ________________________________
                       (Exact name of registrant as specified in its charter)

               Oregon                                  93-0448167
    _______________________________               _____________________
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        530 34th Ave. S.W., Albany, OR                         97321
        _______________________________                    ___________
        (Address of principal executive offices)             (Zip Code)

Registrant's Telephone number, including area code:   (541) 967-9000
                                                     ___________________

Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange
               Title of each class                      which is registered

                       None                                      None
               ___________________                     _____________________

Securities registered pursuant to Section 12(g) of the Act:

                                   Common Stock,  $1.00 Par Value
                                   ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                          _____    _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the closing sales price of the Common Stock on March 21, 1996 as reported on the NASDAQ National Market System, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $216,587,300.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 11,107,041 at March 21, 1996.

                                 DOCUMENTS INCORPORATED BY REFERENCE
                                 ___________________________________

Oregon Metallurgical Corporation Annual Report to Shareholders for 1995 is incorporated by reference in Parts II and IV of Form 10-K as stated herein.

The Oregon Metallurgical Corporation Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, is incorporated by reference in Part III of Form 10-K as stated herein.

                                               PART I

ITEM 1.  BUSINESS

The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

THE COMPANY

        Oregon Metallurgical Corporation ("OREMET" or the "COMPANY") was incorporated in Oregon in 1955 and began operations in 1956. OREMET is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and commercial applications.

        The Company built its business in the 1950's and 1960's by capitalizing on the demand for titanium from the United States Air Force and other military programs and from the emerging commercial aerospace industry. During this period, the Company funded its growth internally and through investments by corporate partners.
In 1968, one partner, Armco Inc. ("Armco"), a major steel manufacturer, made a substantial investment in the Company and by the end of 1982 owned approximately 80% of the Company's common stock. In 1985, Armco sold its interest in the Company to Owens-Corning Fiberglas Corporation ("Owens-Corning"). In December 1987, the Company repurchased its common stock from Owens-Corning and immediately sold shares of its common stock to the newly created Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP"). Initially, the ESOP owned approximately 67% of the Company's outstanding common stock while at December 31, 1995, the ESOP's ownership interest is approximately 35%.

        On September 20, 1994, the Company completed the acquisition of the net assets and subsidiaries of the Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries, Inc. ("TI"), an 80% owned subsidiary of OREMET. TI operates full-line titanium metal service centers in the U.S., U.K., Germany and Canada and it produces small diameter titanium bar, weld wire and fine wire. The acquisition was accounted for as a purchase, with the results of TI included in the Company's financial statements from the acquisition date.

INDUSTRY OVERVIEW

        Titanium was first commercially produced in the 1950's. Titanium's superior strength-to-weight ratio, stability at high temperatures and corrosion resistance made it well suited for the
aerospace and jet engine market.   Historically, approximately 75-
80% of the U.S. titanium consumption has been for aerospace applications both in the commercial and the military sectors.

        The aerospace industry has historically been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last peak in the titanium industry cycle occurred in the 1988-1990 period when domestic industry shipments exceeded 50 million pounds in each year. In 1991, U.S. titanium industry shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in the commercial aerospace industry and the curtailment or cancellation
of military programs resulting from the end of the Cold War.   Data
reported by the U.S. Bureau of Mines indicates that industry shipments increased by approximately 1 million pounds per year in 1992 and 1993, while they dropped to approximately 35 million pounds for 1994. While data for 1995 is not yet available, we estimate that industry shipments were approximately 41 million pounds. The improvement in industry shipments is the result of increased demand from the commercial aerospace industry and from the producers of golf clubs.

        The aerospace industry is expected to continue to be the primary source of demand for titanium products. However, many opportunities exist in the non-aerospace markets where the characteristics of titanium metal provide advantages over competing materials, such as aluminum, nickel and stainless steels. Golf club manufacturers are using titanium because of its strength and low weight which enables production of clubs with larger heads. Titanium's resistance to the effects of atmospheric conditions and a variety of chemicals and acids make it an attractive metal for marine and other industrial applications where corrosion is of critical concern. As a result, titanium is used increasingly in pollution control equipment, offshore oil installations, mining operations and waste storage facilities. Its favorable strength-to-weight ratio and bio-compatibility make it an increasingly popular metal for biomedical products, such as medical implants, and consumer products, such as eyeglass frames and bicycles.

PRODUCTS AND OPERATIONS

        Titanium products is the Company's single business segment. A full range of titanium products are produced for applications in both the aerospace and non-aerospace markets. The principal product forms are titanium sponge; titanium ingots; titanium mill products; and castings.

        Titanium sponge is the commercially pure, elemental form of titanium metal. Titanium sponge is produced by OREMET at its facility in Albany, Oregon by reducing titanium tetrachloride using magnesium as the reduction agent. OREMET began producing titanium sponge for internal use in 1970 and began selling it in 1987. The Company sells sponge principally to the domestic non-integrated titanium producers, who use the sponge to produce ingot and mill products. During 1995, the sponge plant operated at approximately 75% of its practical annual capacity of 13.5 million pounds.

        Titanium ingots are cylinders with a weight of up to 20 thousand pounds and a diameter of up to 36 inches. Titanium ingots are made by OREMET at its facility in Albany, Oregon by melting sponge or titanium recycle, or a combination of the two, with certain other elements to form titanium alloys. Ingot is converted in a forge, either by OREMET or by its customers, into semi-finished shapes and then into finished mill products. The Company produces ingot in response to specific customer orders and in a variety of sizes and grades to meet the customer's specifications. During 1995, the ingot plant operated at approximately 70% of its estimated annual capacity of 20 million pounds.

        Titanium mill products result from the forging, rolling, drawing and/or extruding of titanium ingots or slabs. OREMET produces titanium billet, bar, rod, wire, plate and sheet. The Company is dependent on the services of outside processors to perform certain important processing functions. For some of its products, OREMET is dependent on the services provided by Titanium Hearth Technologies ("THT"), an outside processor which is 50% owned by one of the Company's principal competitors. THT owns and operates a cold hearth melting furnace which the Company utilizes for melting titanium slab that is further processed into titanium plate and sheet for non-aerospace applications. General Electric Company, a major jet engine manufacturer, has specified that a cold hearth melting furnace be used for melting several of the products it purchases. Other than for those provided by THT, the services performed by the outside processors are typically available from multiple sources. Services are provided by THT in accordance with a three-year agreement ending December 31, 1996 which agreement is renewed automatically for successive one-year terms unless either party has given the other not less than six months notice of its desire not to renew such term. OREMET has not experienced any delays or other problems associated with the competitor's 50% ownership of THT. Should the THT services agreement not be renewed, OREMET would attempt to obtain these services from another competitor which has a cold hearth melting furnace, or, if financially justified, build a separate furnace for OREMET's own use. OREMET believes that the loss of the services provided by the existing outside processors would result in production delays and have an adverse effect on operations.

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

        Titanium recycle is typically available from many sources. The availability of attractively priced titanium recycle varies due to the fluctuations in the size of the titanium market from year to year and due to demands from other industries, such as steel, where it is consumed in the process. Certain of the primary metal compounds used to form master alloys are produced by a limited number of suppliers. During December 1995, in response to rapidly increasing recycle costs, the Company added surcharges to its product prices to offset the higher costs it is experiencing.

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

        Shipments to customers may be made directly from one of the Company's mills in Albany, Oregon or Frackville, Pennsylvania; from an outside processor; or from one of the Company's service centers in the U.S., Canada, the U.K., Germany, or France. The service centers maintain one of the world's largest inventories of titanium mill products available for rapid delivery to points around the globe. A complete line of first stage processing equipment is available and outside machining can be arranged by the service centers to meet the needs of their customers.

        The Company estimates that its sales to the aerospace industry totaled approximately 45%, 60% and 70% of its net sales in 1995,
1994 and 1993, respectively. OREMET believes that its sales to the non-aerospace industry, as a percent of total sales, will continue
to increase in 1996.   Industrial and commercial applications for
titanium are continuing to grow and the Company's presence in these markets is further enhanced by the acquisition of TI in 1994. For nearly 25 years, TI has been in the forefront of supplying and developing titanium applications for industrial and commercial customers.

        The Company has a contract to supply titanium sponge and certain other titanium products to RMI Titanium Company ("RMI") through 2003. Sales to RMI accounted for approximately 5%, 13% and 30% of OREMET's net sales in 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of OREMET's net sales in any of these three years.

EXPORTS

        Export sales, primarily to Europe and Asia, totaled approximately 20%, 14% and 13% of OREMET's net sales in 1995, 1994 and 1993, respectively. In May 1994, OREMET signed a three year contract with, and in the second half of 1994 began supplying product to, Aerospatiale Avions, France for engine pylons on Airbus
aircraft.   To assist in the implementation of this contract and to
establish a basis for a sustained presence in Europe, the Company formed a subsidiary, OREMET France S.a.r.l., during 1994 to operate a service center in France. The acquisition of TI provided the Company with a service center located in the U.K. with an
established operation.   The Company intends to utilize these
facilities to meet its customers' needs in Europe.
BACKLOG

        The Company's twelve month sales order backlog totaled approximately $105 million at December 31, 1995 and $44 million at December 31, 1994.

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

        The Company estimates that its share of U.S. sponge capacity is approximately 30% and that its share of world capacity is about 5%. While approximately 15% of the world's sponge production capacity is located within the U.S., approximately 60% is located within the FSU. After the end of the Cold War, sponge produced in the FSU became available and has been imported into the U.S. at low prices in ever increasing quantities. Industry sources estimate that approximately 11 million pounds of sponge were imported into the U.S. from the FSU during 1995 and 1994. This is about 350% higher than the amount imported during 1993 and it is about 40% of the estimated 1995 production of the U.S. producers.

        The titanium producers in the FSU are currently working with several U.S. companies to have their "new production" sponge qualified for use in critical aerospace applications. Currently, FSU sponge is subject to import tariffs of 14% and dumping duties of 85%. Requests for a review of the dumping duty by the U.S. Department of Commerce are pending. An elimination or reduction of the dumping duties on sponge from the FSU could result in additional imports of their product which in turn could reduce the demand for sponge produced by the Company.

        While the FSU producers have not been significant participants in the U.S. market for mill products, it is believed that they have the largest titanium mill products production capacity in the world. Imports of titanium ingot from the FSU totalled just under 2 million pounds during 1995. While this is an increase of almost 250% from the quantity imported from the FSU in 1994, it represents less than 5% of the estimated 1995 production of the U.S.
producers. Continued expansion into the U.S. market by FSU producers could materially affect the operations of the Company.

EMPLOYEE RELATIONS

        As of December 31, 1995, the Company employed 580 employees, of which 46 were employed outside of the U.S. All of the hourly production and maintenance workers (approximately 342) at the Albany, Oregon and Frackville, Pennsylvania manufacturing
facilities are represented by labor unions.   In August 1994, the
Company and the union representing the Albany, Oregon employees agreed upon a new labor contract which will continue through July 2000. This contract can be re-opened after three years to address economic issues. The contract covering the Frackville, Pennsylvania employees was negotiated in September 1994, and will continue for three years. OREMET considers its relations with its employees to be good.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

        The Company has a modest research and development staff which maintains contact with university and government research facilities and with major end-users of its products to assess new applications for titanium and the need for new or alternative alloys and titanium compositions. The Company develops titanium alloy systems, processes and procedures for the manufacture of experimental metal and new products. The Company also maintains a staff of employees dedicated to process engineering. This process engineering group continually evaluates and identifies potential improvements in the manufacturing process. The amount of money spent on research, technical and development activities totaled approximately $1.6 million in 1995, $1.4 million in 1994 and $0.8 million in 1993.

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

ENVIRONMENTAL

        The Company is subject to federal, state and local statutes and regulations concerning environmental matters and land use. Although the Company believes it is in material compliance with these laws, they are frequently modified to be more restrictive and it is impossible to predict accurately the future effect changes in these laws may have on the Company.

        Like all titanium producers, the Company generates certain waste materials and emissions, including materials for which disposal or emission requires compliance with environmental protection laws. The Company conducts its operations at an industrial site where hazardous materials have been managed for many years in connection with its operations, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances.

        The Company has entered into a consent order with the Oregon Department of Environmental Quality pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and groundwater at its plant site (Albany, Oregon).
The Company anticipates that its investigation will result in a determination that at least some remedial action is necessary. An estimate of the cost cannot be made at this time. A neighboring property owner also is investigating groundwater contamination at their property that has migrated to Oremet's property and for which Oremet may have legal claims to recover a portion of its investigation costs.

        In February 1995, the Oregon Department of Environmental Quality modified Oremet's waste water discharge permit. The new permit imposes more stringent discharge limits according to a specified schedule. Oremet has identified several feasible alternatives for meeting the new limits, the most expensive of which would require capital expenditures of approximately $700. Oremet is working with the Department to explore less expensive alternatives.

        In connection with the preparation of its application for a new federal operating permit under Title V of the 1990 Clean Air Act Amendment, the Company discovered that some of its air emissions are greater than previously recognized. The Company has voluntarily reported these facts to the Oregon Department of Environmental Quality. To resolve these issues, the Company has agreed to undertake an evaluation of its emissions that could result in requirements to install additional pollution control equipment. At this point, the Company is unable to determine whether additional controls will be required, but the Company does not believe the cost of such additional controls would have a material effect on its capital expenditures, earnings or competitive position.

        In 1991 and in 1993, the Pennsylvania Department of Environmental Regulation and the Environmental Protection Agency
(EPA) performed site inspections, including soil and water sampling, at Titanium's site in Frackville, Pennsylvania, in connection with a regional groundwater investigation of the Frackville, Pennsylvania area. While the EPA's investigation is ongoing, management has not been informed of any pending or potentially required actions which may arise from this investigation.

        In conjunction with the sale of Titanium, Kamyr, Inc. (the seller) has agreed to undertake specified clean-up activities. In addition, Kamyr, Inc. has agreed to a substantial indemnification of the Company in the event damages arise which result from conditions which were not in compliance with environmental laws and regulations as they existed at the time Oremet purchased Titanium.

        Although no claims have been filed against the Company, it has completed engineering studies with regards to the above-mentioned items and less significant matters. As a result of these studies, which are ongoing, the Company made provisions for environmental expenses of $0, $240 and $970 in 1995, 1994 and 1993, respectively. These amounts are in addition to recurring environmental costs which are expensed as incurred and are included in cost of sales. Management cannot reasonably predict when these environment issues will be resolved at the present time.

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

ITEM 3.  LEGAL PROCEEDINGS

        From time to time, the Company is involved in legal proceedings which arise in the normal course of business. The Company is not currently involved as a defendant in any pending legal proceedings where the outcome would have a material adverse effect on the business or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        No matters were submitted to a vote of the security holders during the fourth quarter of 1995.

                                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

        (a) MARKET INFORMATION: Registrant's common stock is traded over the counter, and its NASDAQ symbol is OREM. Registrant's stock commenced trading in the National Market System (NMS) on March 5, 1985.

        Information concerning the market price of Registrant's common stock is incorporated by reference to the Quarterly Stock Data
Section on page 42 of the 1995 Annual Report to Shareholders.

        (b) HOLDERS: At March 8, 1996, there were 2,342 holders of Registrant's common stock based on the holders of record as certified by the transfer agent. The Company believes that there are an additional 4 to 5 thousand shareholders who maintain their ownership in "street name".

        (c) DIVIDENDS: There were no dividends declared in either 1995 or 1994. Under the terms of the Company's bank credit facility, annual cash dividends are limited to the lesser of 50% of net income, or $1.8 million per year.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is contained in the Five Year Summary of Selected Financial Data Section on page 36 of the
1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is contained in the Management's Discussion and Analysis Section on pages 37 through 41 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is contained on pages 21 through 35 in the 1995 Annual Report to Shareholders and is incorporated by reference herein as listed in Item 14 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 25, 1996, in the sections titled "Election of Directors", "Transactions With Management And Others", and "Executive Officers". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the sections specified in the preceding sentence are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 25, 1996, in the sections titled "Compensation Policy," "Compensation Policies and Titanium Industries, Inc., Acquisition," and "Performance and Compensation." The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the section specified in the preceding sentence is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 25, 1996 in the section titled "Security Ownership of Certain Beneficial Owners and Management." The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the sections specified in the preceding sentence are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 25, 1996, in the section titled "Transactions with Management and Others". The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the section specified in the preceding sentence is incorporated herein by reference.

                                               PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)  The following documents are filed as a part of this Report:

        1. FINANCIAL STATEMENTS: The following Financial Statements of Oregon Metallurgical Corporation and Report of
               Independent Accountants are incorporated by reference from pages 21 through 35 of the Registrant's 1995 Annual Report to Shareholders:

               Report of Independent Accountants.

               Consolidated Statements of Operations - For The Years Ended December 31, 1995, 1994 and 1993.

               Consolidated Balance Sheets - December 31, 1995 and 1994.

               Consolidated Statements of Shareholders' Equity - For The Years Ended December 31, 1995, 1994 and 1993.

               Consolidated Statements of Cash Flows - For The Years Ended December 31, 1995, 1994 and 1993.

               Notes to Consolidated Financial Statements,

        2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Oregon Metallurgical Corporation for the years ended December 31, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Oregon Metallurgical Corporation:

                                                          Page

              Report of Independent Accountants on
                 Financial Statement Schedules . . . . . . S-1
               Schedule II : Valuation and Qualifying
                 Accounts. . . . . . . . . . . . . . . . . S-2

               Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        3.     EXHIBITS

               The Exhibit Index of this Annual Report on Form 10-K lists the exhibits that are filed as part of this Report.

(b)     Reports on Form 8-K:
        No reports on Form 8-K were filed by the Company during the year ended December 31, 1995.

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:March 22, 1996                           /s/ Carlos E. Aguirre
     ______________                        _____________________________________
                                           Carlos E. Aguirre, President, Chief
                                           Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           __________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:March 22, 1996                           /s/ Carlos E. Aguirre
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive Officer and
                                              Director


                                           BOARD OF DIRECTORS

Date:
     ______________                        ________________________
                                           Howard T. Cusic, Chairman, Board of
                                           Directors

Date:
     ______________                        ____________________________________
                                           Gilbert E. Bezar, Director

Date:
     ______________                        ___________________________________
                                           Robert P. Booth, Director

Date:
     ______________                        ____________________________________
                                           Roger V. Carter, Director

Date:
    ______________                         ____________________________________
                                           Nicholas P. Collins, Director

Date:
     ______________                        _____________________________________
                                           David H. Leonard, Director

Date:
     ______________                        ____________________________________
                                           James S. Paddock, Director

Date:
     ______________                        ____________________________________
                                           James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                          ___________________________________
                                             Carlos E. Aguirre, President, Chief
                                             Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:March 22, 1996                           /s/ Dennis P. Kelly
     ______________                           _____________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                          __________________________________
                                             Carlos E. Aguirre, President, Chief
                                             Executive Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                          __________________________________
                                              Howard T. Cusic, Chairman, Board
                                              of Directors

Date:
     ______________                           _______________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           ________________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ________________________________
                                              Roger V. Carter, Director

Date:
    ______________                            ________________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           _________________________________
                                              David H. Leonard, Director

Date:
     ______________                           ________________________________
                                              James S. Paddock, Director

Date:
     ______________                           _________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           __________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           _________________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:March 22, 1996                           /s/ Howard T. Cusic
     ______________                           _________________________________
                                              Howard T. Cusic, Chairman,
                                              Board of Directors

Date:
     ______________                           _______________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           _________________________________
                                              Robert P. Booth, Director

Date:
     ______________                           _________________________________
                                              Roger V. Carter, Director

Date:
    ______________                            _________________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           ________________________________
                                              David H. Leonard, Director

Date:
     ______________                           ________________________________
                                              James S. Paddock, Director

Date:
     ______________                           _________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           ________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           _________________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           ________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           _________________________________
                                              Howard T. Cusic, Chairman,
                                              Board of Directors

Date:March 22, 1996                           /s/ Gilbert E. Bezar
     ______________                           _______________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           _________________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ________________________________
                                              Roger V. Carter, Director

Date:
    ______________                            _________________________________
                                              Nicholas P. Collins, Director

Date:
    ______________                           __________________________________
                                              David H. Leonard, Director

Date:
     ______________                           _________________________________
                                              James S. Paddock, Director

Date:
     ______________                           _________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           ________________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           _________________________________
                                               Howard T. Cusic, Chairman,
                                               Board of Directors

Date:
     ______________                           _________________________________
                                              Gilbert E. Bezar, Director

Date:March 21, 1996                           /s/ Robert P. Booth
     ______________                           ________________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ________________________________
                                              Roger V. Carter, Director

Date:
    ______________                            _________________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           ________________________________
                                              David H. Leonard, Director

Date:
     ______________                           ________________________________
                                              James S. Paddock, Director

Date:
     ______________                           ________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           ______________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           _________________________________
                                              Howard T. Cusic, Chairman,
                                              Board of Directors

Date:
     ______________                           ________________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           ____________________________
                                              Robert P. Booth, Director

Date:March 23, 1996                           /s/ Roger V. Carter
     ______________                           _________________________________
                                              Roger V. Carter, Director

Date:
    ______________                           __________________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           _________________________________
                                              David H. Leonard, Director

Date:
     ______________                           _________________________________
                                              James S. Paddock, Director

Date:
     ______________                           _________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           _________________________________
                                              Dennis P. Kelly, Vice
                                              President, Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           _________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           _________________________________
                                              Howard T. Cusic, Chairman,
                                              Board of Directors

Date:
     ______________                           ______________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           _____________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ____________________________
                                              Roger V. Carter, Director

Date:March 24, 1996                           /s/ Nicholas P. Collins
    ______________                            _______________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           ________________________________
                                              David H. Leonard, Director

Date:
     ______________                           ______________________________
                                              James S. Paddock, Director

Date:
     ______________                           _______________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           ________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           _____________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
     ______________                           ___________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           ____________________________
                                              Howard T. Cusic, Chairman,
                                              Board of Directors

Date:
     ______________                           ___________________________
                                              Gilbert E. Bezar, Director

Date:
    ______________                           _____________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ______________________________
                                              Roger V. Carter, Director

Date:
    ______________                            _____________________________
                                              Nicholas P. Collins, Director

Date:March 21, 1996                           /s/ David H. Leonard
     ______________                           _________________________________
                                              David H. Leonard, Director

Date:
     ______________                          _________________________________
                                              James S. Paddock, Director

Date:
     ______________                           _________________________________
                                              James R. Pate, Director

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OREGON METALLURGICAL CORPORATION

Date:
     ______________                           ________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              PRINCIPAL FINANCIAL OFFICER,
                                              AND PRINCIPAL ACCOUNTING OFFICER

Date:
     ______________                           __________________________
                                              Dennis P. Kelly, Vice President,
                                              Finance


                                              PRINCIPAL EXECUTIVE OFFICER


Date:
    ______________                           ________________________________
                                              Carlos E. Aguirre, President,
                                              Chief Executive
                                              Officer and Director


                                              BOARD OF DIRECTORS

Date:
     ______________                           ____________________________
                                              Howard T. Cusic, Chairman, Board
                                              of Directors

Date:
     ______________                           _________________________________
                                              Gilbert E. Bezar, Director

Date:
     ______________                           _________________________________
                                              Robert P. Booth, Director

Date:
     ______________                           ________________________________
                                              Roger V. Carter, Director

Date:
     ______________                           ___________________________
                                              Nicholas P. Collins, Director

Date:
     ______________                           _____________________________
                                              David H. Leonard, Director

Date:March 22, 1996                           /s/ James S. Paddock
     ______________                           ________________________________
                                              James S. Paddock, Director

Date:
     ______________                          __________________________________
                                              James R. Pate, Director

COOPERS                           COOPERS & LYBRAND L.L.P.
& LYBRAND                         a professional services firm



         REPORT OF INDEPENDENT ACCOUNTANTS ON
           FINANCIAL STATEMENT SCHEDULES



Our report on the consolidated financial statements of Oregon Metallurgical Corporation is included in the 1995 Annual Report of Oregon Metallurgical Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K). In connection with our audits of such financial statements, we have also audidted the related financial statements schedule listed in item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand LLP


Eugene, Oregon
February 16, 1996, except for the second paragraph of Note 8, as to which the date is March 1, 1996



Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

      OREGON METALLURGICAL CORPORATION

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                (In thousands)


                                 ADDITIONS
                   BALANCE AT    CHARGED TO                      BALANCE
                   BEGINNING     COSTS AND                       AT END OF
DESCRIPTION        OF YEAR       EXPENSES      DEDUCTIONS        YEAR
____________________________________________________________________________

ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

Year ended
December 31, 1995    $1,024      $237           $ (4) (a)       $1,257
                     ______      ____           _____           ______

Year ended
December 31, 1994    $  117      $962           $(55) (a)       $1,024
                     ______      ____           _____           ______

Year ended
December 31, 1993    $  110      $ 39           $(32) (a)       $  117
                     ______      ____           _____           ______


(a) Amounts written off, less recoveries.

                                            EXHIBIT INDEX


EXHIBIT
  NO.                  DESCRIPTION
_______                __________________

2.1 Stock and Asset Purchase Agreement between Kamyr, Inc. and New TI, Inc. (Filed as exhibit 2.1 to Form 8-K dated September 20,
                               1994)

3.1 Restated Articles of Incorporation. (Filed as exhibit 3.1 to Form 10-K for the year ended December 31, 1993)

3.2 Restated Bylaws. (Filed as exhibit 3.2 to Form 10.K for the year ended December 31,
                               1994)

3.3                            Amendment to Restated Articles of
                               Incorporation, Dated April 28, 1995. (Filed as exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1995)

4.1                            Specimen Common Stock Certificate.
                               (Previously filed)

4.2 Warrant Agreement (Nontransferable Warrant) between James S. Paddock and the Company, dated September 19, 1994. (Filed as exhibit
                               4.1 to Form 8-K/A-2 dated September 20, 1994)

10.1                           Employee Stock Ownership Plan of the Company.
                               (Filed as exhibit 4.3 to Form S-8 Registration Statement 33-18650) *

10.2 Trust Agreement under Oregon Metallurgical Corporation Employee Stock Ownership Plan. *

10.3 Employment Agreement dated June 28, 1993 between the Company and Carlos Aguirre. (Filed as exhibit 10.3 to Form 10-K for the year ended December 31, 1994) *

10.4 Employment Agreement dated October 11, 1993 between the Company and Dennis P. Kelly. (Filed as exhibit 10.4 to Form 10-K for the year ended December 31, 1994) *

10.5 Employment Agreement dated October 8, 1993 between the Company and Steven H. Reichman. (Filed as exhibit 10.5 to Form 10-K for the year ended December 31, 1994) *

10.6 Employment Agreement dated February 20, 1995 between the Company and John P. Byrne. (Filed as exhibit 10.6 to Form 10-K for the year ended December 31, 1994) *

10.7 Loan and Security Agreement dated as of September 19, 1994 among the Company, New TI, Inc. and Bank of America Illinois. (Filed as exhibit 10.7 to Form 10-K for the year ended December 31, 1994)

10.8 Sales Agreement between RMI Titanium Company and the Company. (Filed as exhibit 10 to Form 10-Q for the period ended September 30, 1994)

10.9 Corporate Organization and Shareholders Agreement Among James S. Paddock, the Company and New TI, Inc., dated September 19, 1994. (Filed as exhibit 10.1 to the Form 8-K/A-2 dated September 20, 1994) *

10.10                          OREMET Employment Agreement between James S.
                               Paddock and the Company, dated September 19,
                               1994.  (Filed as exhibit 10.2 to the Form 8-
                               K/A-2 dated September 20, 1994) *

10.11 Employment Agreement between James S. Paddock and New TI, Inc., dated September 19, 1994. (Filed as exhibit 10.3 to the Form 8-K/A-2 dated September 20, 1994) *

10.12 Noncompetition and Confidentiality Agreement between James S. Paddock and the Company, dated September 19, 1994. (Filed as exhibit
                               10.4 to the Form 8-K/A-2 dated September 20,
                               1994) *

10.13 Noncompetition and Confidentiality Agreement between James S. Paddock and New TI, Inc., dated September 19, 1994. (Filed as exhibit
                               10.5 to the Form 8-K/A-2 dated September 20,
                               1994) *

10.14 Titanium Tetrachloride Agreement between SCM Chemicals, Inc. and the Company, dated August 11, 1990. (Filed as exhibit 10.14 to Form 10-K for the year ended December 31, 1994)

10.15 Subordinated promissory note between New TI, Inc. and the former Titanium Industries, Inc., dated September 19, 1994. (Filed as exhibit
                               10.15 to Form 10-K for the year ended December 31, 1994)

10.16 Employment Agreement dated December 18, 1995 between the Company and David G. Floyd. *

10.17 Oregon Metallurgical Corporation Long Term Incentive Compensation Stock Appreciation Rights Plan. *

10.18                          Oregon Metallurgical Corporation Savings Plan.
                               *

10.19                          Trust Agreement Under Oregon Metallurgical
                               Corporation Savings Plan. *

10.20 Amendment No. 2 Dated as of June 30, 1995, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., Dated as of September 19, 1994. (Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1995)

11.1                           Statement re:  Computation of Per Share
                               Earnings.

13.1 Portions of the 1995 Annual Report to Shareholders which have been incorporated by reference into this Annual Report on Form 10-
                               K.  Except for such portions expressly
                               incorporated by reference, the 1995 Annual
                               Report to Shareholders is not deemed to be filed as part of this Annual Report on Form 10-K.

21.1                           Subsidiaries of the Company.

23.1                           Consent of Independent Accountants.

27                             Financial Data Schedule.



*  Management contract or compensatory plan.