Form 10-Q
period 1996-03-31
OREGON METALLURGICAL CORP
filed 1996-05-15
CIK 74856

===========================================================================
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-Q

 / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1996
                                              ______________

                              OR


 /    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                   Commission File Number 0-1339
                                          ______


                  OREGON METALLURGICAL CORPORATION
        (Exact name of registrant as specified in its charter)

                Oregon                               93-0448167
      _______________________________             ________________
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification Number)

          530 34th Avenue S.W.
             Albany, Oregon                             97321
    ____________________________________                _____
  (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code: (541) 967-9000
                                                      ______________

                                NONE
       ______________________________________________________
      (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ___     ___

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                  Outstanding as of May 6, 1996
        _____________________________     _____________________________
       Common stock, $1.00 par value                 11,346,612

===========================================================================

PART I:  Financial Information
ITEM 1:  Financial Statements


                     OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

                                                         Three Months
                                                      __________________

For the period ended March 31,                          1996        1995
                                                      ________    ________

Net sales                                             $ 51,309    $ 30,838
Cost of sales                                           40,948      25,506
                                                      ________    ________

GROSS PROFIT                                            10,361       5,332

Research, technical and product
  development expenses                                     617         365
Selling, general and administrative
  expenses                                               4,290       3,400
                                                      ________    ________

INCOME FROM OPERATIONS                                   5,454       1,567

Interest expense                                           634         575
Minority interest in subsidiary                            225         106
                                                      ________    ________

INCOME BEFORE INCOME TAXES                               4,595         886

Provision for income taxes                               1,250         351
                                                      ________    ________

NET INCOME                                            $  3,345    $    535
                                                      ========    ========


Net income per share                                  $   0.30    $   0.05
                                                      ========    ========

Weighted average shares
  and share equivalents outstanding                     11,327      11,055
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except par value)

                                                        Unaudited
                                                        March 31,       December 31,
                                                          1996             1995
                                                          ____             ____

ASSETS

Current assets:
  Cash and cash equivalents                           $    1,154        $      572
  Accounts receivable, net                                33,038            25,894
  Inventories                                             71,163            66,010
  Prepayments                                              1,035               689
  Deferred tax assets                                      4,201             3,242
                                                      __________        __________
TOTAL CURRENT ASSETS                                     110,591            96,407

Property, plant and equipment, net                        34,973            35,138

Other assets, net                                          1,473             1,532
                                                      __________        __________

TOTAL ASSETS                                          $  147,037        $  133,077
                                                      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $    1,106        $      616
  Book overdraft                                           3,657             2,014
  Accounts payable                                        17,603            16,973
  Accrued payroll and employee benefits                    6,567             6,659
  Other accrued expenses                                   6,150             3,595
  Provision for losses on long-term
    agreements                                             2,781             2,781
                                                      __________        __________

TOTAL CURRENT LIABILITIES                                 37,864            32,638

Other liabilities:
  Long-term debt, less current portion                    28,944            26,746
  Deferred tax liabilities                                 4,044             3,149
  Deferred compensation payable                              508               678
  Accrued postretirement benefit                           1,608             1,563
  Provision for losses on long-term agreements,
    less current portion                                   1,353             1,636
  Minority interest                                        1,019               780
                                                      __________        __________

TOTAL LIABILITIES                                         75,340            67,190
                                                      __________        __________

Shareholders' equity:
  Common stock, $1.00 par value;
      25,000 shares authorized; shares issued:
            1996 11,214, 1995, 11,018                     11,214            11,018
      Additional paid-in capital                          40,653            38,340
      Retained earnings                                   19,890            16,545
      Cumulative foreign currency
        translation adjustment                               (60)              (16)
                                                      __________        __________
TOTAL SHAREHOLDERS' EQUITY                                71,697            65,887
                                                      __________        __________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  147,037        $  133,077
                                                      ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited                                                          Three Months
                                                                   ____________
For the period ended March 31,                                  1996            1995
                                                                ____            ____

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                  $   3,345         $    535
Adjustments to reconcile net income
 to cash used in operating activities:
    Depreciation and amortization                               1,381            1,126
    Deferred income tax benefit                                   545               88
    Compensation paid or payable in common stock                1,307              473
    Minority interest in subsidiary                               225              178
    Decrease (increase) in:
        Accounts receivable                                    (7,144)          (2,340)
            Inventories                                        (5,153)          (7,140)
            Income taxes receivable                              ----               94
            Prepayments                                          (346)             414
      Increase (decrease) in:
            Accounts payable                                       630           1,897
            Accrued payroll and employee benefits                  403             513
            Other accrued expenses                               2,555             283
            Provision for losses on long-term
              agreements                                          (283)           ----
      Other                                                        (24)             45
                                                            __________        ________
Net cash used in operating activities                           (2,559)         (3,834)
                                                            __________        ________

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to properties, plant and equipment                   (1,142)            (219)
Other                                                             (20)            (383)
                                                            _________
Net cash used in investing activities                          (1,162)            (602)
                                                           __________        ________
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreement                     46,660           23,537
  Payments on revolving credit agreement                      (44,118)         (20,222)
  Proceeds from long-term debt                                    177             ----
  Payments on long-term debt                                      (31)              (3)
  Book overdraft                                                1,643             ----
  Other                                                          ----               20
                                                           __________         ________
Net cash provided by financing activities                       4,331            3,332
                                                           __________         ________
Effect of exchange rates on cash and
 cash equivalents
                                                                  (28)              (7)
                                                           __________         ________

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                       582           (1,111)

CASH AND CASH EQUIVALENTS:
Beginning of period                                               572            1,636
                                                           __________         ________
End of period                                              $    1,154         $    525
                                                           ==========         ========


The accompanying notes are an integral part of these consolidated financial statements

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation (the Company) without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and December 31, 1995, the results of operations; and the cash flows of the Company for the three months ended March 31, 1996 and 1995. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results for the first quarter of 1996 are not necessarily indicative of future financial results.

NOTE 2.  ORGANIZATION AND OPERATIONS

The Company is a major producer and distributor of titanium sponge, ingot, mill products and castings for aerospace, industrial and recreation applications. As of March 31, 1996, the company is 32% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the ESOP).

NO. 3  BASIS OF CONSOLIDATION

Titanium Industries, Inc. an eighty percent (80%) owned subsidiary is a full-line service titanium metals distributor with facilities in the United States, Canada, United Kingdom and Germany. The consolidated financial statements of the Company include the accounts of Titanium Industries, Inc. and the Company's wholly-owned subsidiary, OREMET France S.a.r.l. Titanium Industries, Inc.'s accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD., Titanium Wire Corporation and Titanium International GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

                                                            March 31,      December 31,
                                                              1996              1995
                                                           _________       ____________

      Finished goods..........................              $ 20,243          $ 18,141
      Work-in-progress........................                21,222            19,837
      Raw materials...........................                29,698            28,032
                                                            ________          ________

                                                            $ 71,163          $ 66,010
                                                            ========          ========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

                                                            March 31,      December 31,
                                                              1996              1995
                                                           _________       ____________

      Land....................................              $  1,189          $  1,189
      Buildings and improvements..............                11,431            11,455
      Machinery and equipment.................                42,453            42,248
      Integrated sponge facility..............                45,641            45,641
      Construction in progress................                 1,737               846
                                                            ________          ________

                                                             102,451           101,379

      Less accumulated depreciation..........                (67,478)          (66,241)

                                                            $ 34,973          $ 35,138
                                                            ========          ========


PART 1:      FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            _______________________________________________________________
            RESULTS OF OPERATIONS
            _____________________

OVERVIEW

The Company reported net income of $3.3 million, or $0.30 per share, for the first quarter of 1996. This level of earnings represents a major breakthrough in the Company's efforts to return to profitability. During the fourth quarter of 1995, the Company reported a net loss of $3.0 million, or $0.26 per share. Increased shipments and pricing across all of the Company's product lines were the primary factors in the Company's improved performance. The fourth quarter of 1989 was the last quarter the Company posted profits of this magnitude. The Company's financial performance was consistent with the results of other major U.S. titanium producers.

The Company's net sales and twelve-month sales order backlog (sales backlog) continued to grow at a brisk pace. Net sales increased 29% to $51.3 million, compared to $39.6 million for the fourth quarter of 1995. The sales backlog was $134 million on March 31, 1996, an increase of 28% over the December 31, 1995 sales backlog of $105 million. The twelve-month sales backlog reflects recent customer order placements, but may not be an accurate indicator of annual or quarterly sales volume.

The Company's shipments and sales orders from the aerospace, golf and industrial markets continue to expand. While the demand for military aerospace applications continues to be weak, the sale of titanium plate used for armor has grown and represents an expanding new market for titanium.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended
____________________________________________________________________
March 31, 1995:
______________

NET SALES:
Net sales were $51.3 million for the first quarter of 1996, an increase of 66% over the first quarter of 1995 sales of $30.8 million. The increase in sales was primarily driven by increased demand and pricing for both the Company's manufactured and service center products.

TITANIUM SPONGE:
During the first quarter of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI Titanium Company (RMI) under a long-term titanium sponge supply agreement. Sales of titanium sponge, and sponge conversion services increased 49% for the first quarter of 1996 compared to the first quarter of 1995. Sponge shipments increased 26% and the average sponge price per pound increased 18%. The increase in the average price per pound of 18% can be attributed to sales of high purity sponge, which the Company started commercially producing in limited quantities in 1995. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI. The Company is presently supplementing its sponge production with purchases from other producers.

INGOT:
Sales of ingot increased 117% for the first quarter of 1996 compared to the first quarter of 1995. Ingot shipments increased 79% and average ingot
price per pound increased 21%.   The Company operated its melt facilities
at near capacity during the first quarter of 1996. The Company produces ingot for both internal use in its mill products division and for sale to outside customers.

MILL PRODUCTS:
OREMET Titanium Division (Primary production facilities located in Albany, Oregon) produces or contracts for outside production of a variety of mill products: billet, bar, plate, sheet and engineered parts. OREMET Titanium Division mill product sales increased 116% for the first quarter of 1996 compared to the first quarter of 1995. Shipments of mill products increased 56% and the average price per pound increased 38%. Sale of titanium billet to producers of golf club heads is responsible for a substantial portion of the growth in mill product sales.

The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first quarter of 1996, both shipments and pricing for service center products increased compared to the first quarter of 1995.

CASTINGS:
Sales of castings increased 40% for the first quarter of 1996 compared to the first quarter of 1995.

COST OF SALES:
Cost of sales for the first quarter of 1996 increased $15.4 million, or 60.5% to $40.9 million, compared to $25.5 million in the first quarter of 1995. The primary reasons for the increase in cost of sales were increased shipments, coupled with rising raw material and conversion costs. The Company's gross profit percentage increased to 20.2% for the first quarter of 1996 compared to 17.3% for the first quarter of 1995. The improvement in the gross profit percentage is primarily due to increases in prices.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES:
Research, technical and product development expenses (RT&D) increased $0.3 million, or 69% for the first quarter of 1996, to $0.6 million compared to $0.4 million in the comparable quarter of 1995. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, federal agencies and research universities.
The increase in RT&D expenses reflect the Company's commitment to this area.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses (SG&A) increased $0.9 million, or 26%, for the first quarter of 1996 to $4.3 million from $3.4 million in the comparable quarter of 1995. In response to an increased level of activity, all departments included in the SG&A category incurred additional personnel-related costs and to other support related expenses.

INTEREST EXPENSE:
Interest expense increased $0.1 million, or 10.3%, to $.6 million in the first quarter of 1996 compared to the first quarter of 1995. The increase in interest expense was the direct result of an increase in borrowings needed to fund expanded operating levels.

MINORITY INTERESTS:
The amounts reported as minority interests eliminate the minority shareholder's 20% interest in the net income of TI from the Company's Consolidated Statements of Operations.

PROVISION FOR INCOME TAXES:
The Company reported a provision for income taxes of $1.3 million, or an effective tax rate of 26% for the first quarter of 1996 compared to $.4 million, or an effective tax rate of 35% for the comparable period in 1995. The difference between the federal and state combined statutory tax rate of 39% and the effective tax rate of 26% for the first quarter of 1996 is primarily due to an adjustment to the Company's deferred tax asset valuation allowance.

The deferred tax asset valuation allowance has been adjusted, reflecting the revised future income expectations of the Company and the belief that the reinstated deferred tax assets will be realized by the Company.

NET INCOME:
The Company reported net income of $3.3 million ($0.30 per share) for the first quarter of 1996 compared to a net income of $0.5 million ($0.05 per share) for the comparable period in 1995.




NON-U.S. OPERATIONS AND MONETARY ASSETS

FOREIGN SUBSIDIARIES:
The Company has the following foreign subsidiaries:

Titanium International Limited (TIL), a sales and service center located in the United Kingdom, and Titanium International GmbH (TIG), a sales and service center located in Germany, are wholly-owned subsidiaries of TI, an 80% owned subsidiary of the Company. As of March 31, 1996, TIL and TIG had $9.6 million in total assets and approximately 45 employees.

Oremet France, S.a.r.l. is a wholly-owned sales and service center located near Paris, France. As of March 31, 1996, Oremet France has approximately $0.9 million in total assets and six employees.

Changes in the value of foreign currencies relative to the U.S. dollar cause fluctuations in the U.S. dollar financial position and operating results. The impact of foreign currency fluctuations on the Company was not significant during the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW:
Net cash used in operating activities totaled $2.6 million for the first quarter of 1996, compared to $3.8 million for the comparable period of 1995. Increases in sales and the sales backlog are driving increased levels of accounts receivable and inventory which represented the primary uses of cash for the quarter.

During the first quarter of 1996, the Company incurred $1.3 million in expenses relating to its Stock Compensation Plans and Savings Plan. The Company will satisfy liabilities arising under these plans by issuing shares of the Company's common stock. See note 10 the Company's 1995 annual report for further discussion regarding the Company's Stock Compensation and Defined Contribution Plans.

Net cash used in investing activities totaled $1.2 million for the first quarter of 1996 compared to $0.6 million for the first quarter of 1995. The Company had additions to property, plant and equipment of $1.1 million in the first quarter of 1996.

Net cash provided by financing activities totaled $4.3 million for the first quarter of 1996, compared to $3.3 million for the comparable period of 1995. For the first quarter of 1996, $4.2 million was provided from net proceeds on the Company's revolving credit agreements and book overdraft.


CREDIT AGREEMENT:
The Company may borrow up to $35 million under the terms of a revolving credit agreement with BankAmerica Business Credit, Inc. (BABC). The credit agreement expires in September 1997. The balance outstanding under the credit agreement as of March 31, 1996 is $23.3 million.

As of March 31, 1996, interest charged under the credit agreement is at BABC's reference rate (8.25%) plus either 1% or 1.5% depending on the financial performance of the Company. The credit facility provides for a LIBOR based borrowing option which the Company has exercised.


CAPITAL EXPENDITURES:
The Company has no material open commitments which obligate it to make future capital expenditures. The Company's 1996 capital plan anticipates that expenditures will approximate $9.0 million. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. The Company's capital expenditures will be funded by a combination of internally generated cash and external financing.

The Company's recent capital expenditure history is as follows (dollars in millions):

                          QUARTER ENDED                 YEAR ENDED
                            MARCH 31,                  DECEMBER 31,

                              1996              1995        1994        1993
                              ____              ____        ____        ____

Additions to
property, plant
and equipment                 $1.1              $1.9        $1.9        $1.2


The Company estimates that 1996 additions to property, plant and equipment will approximate $7.0 million. The Company's credit facility with BABC provides that capital expenditures may not exceed $7.0 million for any fiscal year.

INCOME TAXES:
The Company anticipates that in 1996 it will fully utilize its federal net operating loss carryforwards of $3.6 million and will pay federal taxes on any remaining balance of its federal taxable income. The operations of TIL in the U.K. will potentially result in the Company's most significant foreign tax obligations. The Company has a State of Oregon net operating loss carryforward of $30.0 million which will limit the amount of state taxes paid in 1996. In addition, the Company pays minimal franchise and income taxes in various states and foreign jurisdictions.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES:
The Company's access to borrowing facilities, internally generated cash and capital markets are expected to provide the resources necessary to support increased operating needs and to finance continued growth, capital expenditures and repayment of long-term debt obligations.



PART II:    OTHER INFORMATION


Item 6:           Exhibits and Reports on Form 8-K
                  ________________________________

            A.    Exhibits

                  10.1 Amendment to Oregon Metallurgical Corporation Employee Stock Ownership Plan

                  11.1  Statement re:  computation of per share earnings.

                  27.1  Financial Data Schedule

            B.    Forms 8-K

                  No reports on Form 8-K were filed by the company during the quarter ended March 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OREGON METALLURGICAL CORPORATION
                                          Registrant



Date:    May 13, 1996               /s/ Dennis P. Kelly
        ______________              __________________________________
                                    Dennis P. Kelly
                                    Vice President, Finance and
                                    Chief Financial Officer

                                    Signing on behalf of the Registrant and as Chief Accounting Officer