Form 10-Q/A
period 1994-09-30
OREGON METALLURGICAL CORP
filed 1996-05-17
CIK 74856

===========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q/A-1

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994
                                            __________________

                                    OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-1339
                                              ______


                     OREGON METALLURGICAL CORPORATION
          (Exact name of registrant as specified in its charter)

                 Oregon                          93-0448167
     _______________________________       ______________________
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)

     530 West 34th Avenue, Albany, Oregon           97321
   ______________________________________         __________
   (Address of principal executive offices)       (Zip Code)

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

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K
          ________________________________

          A.   EXHIBITS

               (10) Sales agreement with RMI Titanium Company, dated
                    August 8, 1994.

          B.   FORMS 8-K

               1. The Company filed a Form 8-K, dated October 4, 1994, reporting the acquisition of the Distribution Group of Titanium Industries, Inc. No financial statements filed.

               2. The Company filed a Form 8-K/A, dated November 2, 1994, which amended certain information in the Form 8-K, dated October 4, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OREGON METALLURGICAL CORPORATION
                              ________________________________
                                        Registrant


Date: May 17, 1996            /s/ Dennis P. Kelly
      ____________            ________________________________
                              Dennis P. Kelly
                              Vice President, Finance and
                              Chief Financial Officer


                              Signing on behalf of the Registrant and as Chief Accounting Officer