Form 10-Q
period 1996-06-30
OREGON METALLURGICAL CORP
filed 1996-08-05
CIK 74856

=============================================================================
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                                                 Form 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996
                                                 _____________

                                                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-1339
                             ______

                  OREGON METALLURGICAL CORPORATION
        (Exact name of registrant as specified in its charter)


               Oregon                                    93-0448167
_______________________________________              ___________________
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

          530 34th Avenue S.W.                              97321
________________________________________             ___________________
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code:   (541) 967-9000
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                 Outstanding as of July 31, 1996
         _____________________________     _______________________________
         Common stock, $1.00 par value             11,417,002

=============================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited


                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   __________________     ________________

                                     1996       1995      1996        1995
                                     ____       ____      ____        ____

Net sales                         $ 58,760   $ 35,125   $110,069    $ 65,963
Cost of sales, including a
  provision for future losses
  on long-term agreements of
  $1,300 for June 30, 1995          44,492     29,834     85,440      55,340
                                  ________   ________   ________    ________

GROSS PROFIT                        14,268      5,291     24,629      10,623

Research, technical and product
  development expenses                 326        354        943         719
Selling, general and administrative
  expenses                           4,868      3,544      9,158       6,944
                                  ________   ________   ________    ________

INCOME FROM OPERATIONS               9,074      1,393     14,528       2,960

Interest expense                      (701)      (465)    (1,335)     (1,040)
Minority interests                    (245)      (112)      (470)       (218)
                                  ________   ________   ________    ________

INCOME BEFORE INCOME TAXES           8,128        816     12,723       1,702

Provision for income taxes           2,942        363      4,192         714
                                  ________   ________   ________    ________

NET INCOME                        $  5,186   $    453   $  8,531    $    988
                                  ========   ========   ========    ========

Net income per share              $   0.45   $   0.04   $   0.75    $   0.09
                                  ========   ========   ========    ========

Weighted average common
  shares and equivalents
  outstanding                       11,553     11,187     11,418      11,132
                                  ========   ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                      Unaudited
                                                       June 30,  December 31,
                                                         1996       1995
                                                      _________  ___________

ASSETS
Current assets:
  Cash and cash equivalents                           $  1,071    $    572
  Accounts receivable, net                              34,697      25,894
  Inventories                                           81,297      66,010
  Prepayments                                              601         689
  Deferred tax assets                                    2,536       3,242
                                                      ________    ________

      Total current assets                             120,202      96,407

Property, plant and equipment, net                      34,512      35,138

Other assets, net                                        1,438       1,532
                                                      ________    ________

  Total Assets                                        $156,152    $133,077
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt                 $  2,250    $    616
    Book overdraft                                       2,331       2,014
    Accounts payable                                    16,829      16,973
    Accrued payroll and employee benefits                9,016       6,659
    Accrued loss on long-term agreements                 2,781       2,781
    Other accrued expenses                               4,282       3,595
                                                      ________    ________

      Total current liabilities                         37,489      32,638

Long-term debt, less current portion                    31,103      26,746
Deferred tax liabilities                                 3,433       3,149
Deferred compensation payable                              243         678
Accrued postretirement benefit                           1,638       1,563
Accrued loss on long-term agreements,
  less current portion                                   1,059       1,636
Minority interests                                       1,299         780
                                                      ________    ________

  Total liabilities                                     76,264      67,190
                                                      ========    ========

Shareholders' equity:
  Common stock, $1.00 par value;
    25,000 shares authorized; shares issued:
    1996 11,417; 1995, 11,018                           11,417      11,018
  Additional paid-in capital                            43,409      38,340
  Retained earnings                                     25,076      16,545
  Cumulative foreign currency translation adjustment       (14)        (16)
                                                      ________    ________

      Total shareholders' equity                        79,888      65,887
                                                      ________    ________

      Total liabilities and shareholders' equity      $156,152    $133,077
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
Unaudited


                                                                                                  Cumulative
                                                                                                  Foreign
                                                                        Additional                Currency
                                                   Common Stock         Paid-in      Retained     Translation
                                                   ____________
                                                Shares     Amount       Capital      Earnings     Adjustment    Total
                                                ______     ______       _______      ________     __________    _____

Balances, December 31, 1994                     10,893     $ 10,893     $ 37,445     $ 18,960     $    (16)     $ 67,282

Issuance of common stock for
  employee benefits                                125          125          895         ----         ----         1,020

Net loss                                          ----                      ----       (2,415)                    (2,415)
                                                ______     ________     ________     ________      ________     ________

Balances, December 31, 1995                     11,018       11,018       38,340       16,545           (16)      65,887

Issuance of common stock for
  employee benefits                                319          319        3,136         ----          ----        3,455

Exercise of stock purchase warrants                 80           80          430         ----          ----          510

Tax benefits on issuance of common
  stock for employee benefits                     ----         ----        1,503         ----          ----        1,503

Currency translation adjustment                   ----         ----         ----         ----             2            2

Net income                                        ----         ----         ----        8,531          ----        8,531
                                                ______     ________     ________     ________      ________     ________

Balance, June 30, 1996                          11,417      $ 11,417    $ 43,409     $ 25,076      $    (14)    $ 79,888
                                                ======      ========    ========     ========      ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited


                                                          Six Months Ended
                                                              June 30,
                                                          ________________
                                                          1996        1995
                                                          ____        ____

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $  8,531   $    988
Adjustments to reconcile net income
 to cash used in operating activities:
  Depreciation and amortization                            2,295      2,329
  Deferred income tax expense                                990        559
  Employee benefits paid or payable in
      common stock                                         3,490      1,107
  Provision for loss on long-term agreements                (577)     1,300
  Minority interests                                         470        218
  Decrease (increase) in:
    Accounts receivable                                   (8,803)    (6,108)
    Inventories                                          (15,287)   (11,253)
    Prepayments                                               88        714
  Increase (decrease) in:
    Accounts payable                                        (144)     2,766
    Accrued payroll and employee benefits                  2,003      1,025
    Other accrued expenses                                 2,190        623
  Other                                                        8        (46)
                                                        ________   ________

Net cash used in operating activities                     (4,746)    (5,778)
                                                        ________   ________

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                (1,535)      (733)
Other                                                        (40)      (429)
                                                        ________   ________
Net cash used in investing activities                     (1,575)    (1,162)
                                                        ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreements              103,865     58,439
  Payments on revolving credit agreements                (97,980)   (52,604)
  Proceeds from long-term debt                               177       ----
  Payments on long-term debt                                 (71)        (6)
  Book overdraft                                             317       ----
  Proceeds from exercise of stock purchase warrant           510       ----

Net cash provided by financing activities                  6,818      5,829
                                                        ________   ________

Effect of exchange rates on cash and
  cash equivalents                                             2          1
                                                        ________   ________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             499     (1,110)

CASH AND CASH EQUIVALENTS:
Beginning of period                                          572      1,636
                                                        ________   ________

End of period                                           $  1,071   $    526
                                                        ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's results of operations, for the three and six month periods ended June 30, 1996 and 1995; financial position as of June 30,1996, and December 31, 1995, and the cash flows of the Company for the six months ended June 30, 1996 and 1995. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results of operations in term periods are not necessarily indicative of the operating results of a full year or future year.

NOTE 2.  ORGANIZATION AND OPERATIONS

The Company is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. As of June 30, 1996, the Company is 14% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP").

NOTE. 3  BASIS OF CONSOLIDATION

Titanium Industries, Inc. ("TI") an eighty percent (80%) owned subsidiary opearates full-line titanium metal service centers in the United States, Canada, United Kingdom and Germany and produces small diameter bar, weld wire and fine wire. The consolidated financial statements of the Company include the accounts of TI, and the Company's wholly-owned subsidiary, OREMET France S.a.r.l. TI's accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD., Titanium Wire Corporation and Titanium International GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. INVENTORIES

                                                      June 30,  December 31,
                                                        1996        1995
                                                      ________  ____________

     Finished goods                                   $ 21,118    $ 18,141
     Work-in-progress                                   26,053      19,837
     Raw materials                                      34,126      28,032
                                                      ________    ________

         Total                                        $ 81,297    $ 66,010
                                                      ========    ========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT


                                                      June 30,  December 31,
                                                        1996       1995
                                                      ________  ____________

     Land                                             $  1,189   $  1,189
     Buildings and improvements                         11,455     11,455
     Machinery and equipment                            42,592     42,248
     Integrated sponge facility                         45,660     45,641
     Construction in progress                            1,966        846
                                                      ________   ________
                                                       102,862    101,379

     Less accumulated depreciation                     (68,350)   (66,241)
                                                      ________   ________
                                                      $ 34,512   $ 35,138
                                                      ========   ========


NOTE 6.  STOCK PURCHASE WARRANTS:

At December 31, 1995, warrants to purchase 200 thousand shares of the Company's common stock were outstanding in connection with the Company's acquisition of TI. The warrants were issued at fair market value and are exercisable at $6.375 per share, expiring in September 2004. The warrant holder is the president of TI, who is also an officer and director of the Company. In May 1996, warrants were exercised to purchase 80 thousand shares of common stock for $510. As of June 30, 1996, 120 thousand stock purchase warrants remain outstanding, none are exercisable at June 30, 1996.

NOTE 7. STOCK OPTIONS:

Effective June 11, 1996, substantially all employees of OREMET were each granted options to purchase five hundred shares of common stock for $30.25 a
share the fair market value on the date of grant.   At June 30, 1996, options
to purchase 252 thousand shares of Company common stock are outstanding.
Such options vest 100% on the fourth anniversary and expire on the tenth anniversary of the grant. No options are presently exercisable.

NOTE. 8  EMPLOYEE BENEFIT PLANS

OREMET Savings Plan - Beginning in 1995, OREMET implemented a domestic 401(k) retirement savings plan for the benefit of both union and salaried employees. Under the provision of the plan, OREMET will contribute one share of common stock for each day worked, or approximately 260 shares a year for a full-time employee as defined by the plan. Effective April 1, 1996, the Company's contribution to the 401(k) plan was amended, such that when the value of the common stock exceeds thirty two dollars, a partial entitlement up to thirty two dollars of common stock will be contributed. OREMET will also contribute a matching contribution based on the profitability of the Company. The matching contribution is limited to 3% of the participant's compensation. Costs under the plan totaled $431 and $1,642 for the six months ended June 30, 1996 and 1995, respectively.

Stock Compensation Plans - Beginning in 1995, OREMET implemented stock compensation plans for the benefit of both its union and salaried employees. Eligible employees earn one share of the Company's common stock for every one hundred dollars in salaries and wages. Effective April 1, 1996, the Company's obligation under the Stock Compensation Plans was amended, such that when the value of the common stock exceeds twenty dollars per share, a partial share entitlement up to twenty dollars will be paid in common stock for every one hundred dollars of eligible compensation earned. Costs under the plans totaled $676 and $1,762 for the six months ended June 30, 1996 and 1995, respectively.

PART 1:           FINANCIAL INFORMATION


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto of the Company. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on aerospace industry, uncertainty of emerging golf market, highly competitive industry, substantial excess production capacity, planned significant investment in electron beam, furnace, dependence on essential machinery and equipment, dependence on raw materials and services.


OVERVIEW

         Historically, aerospace applications in both the commercial and military sectors have accounted for a majority of U.S. titanium consumption. The aerospace industry has been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last cyclical peak for the titanium industry occurred in the 1988-1990 period, when domestic industry mill product shipments averaged over 50 million pounds per year. In 1991, U.S. titanium industry mill product shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in commercial aerospace and the curtailment or cancellation of military programs as the Cold War ended. Data reported by the U.S. Department of the Interior U.S. Geological Survey ("USGS") indicate that industry shipments reached approximately 36 million pounds in 1993 but dropped to about 35 million pounds in 1994.

          The USGS reported that in 1995, U.S. industry shipments of titanium mill products increased by 26% over 1994 levels to 44 million pounds, and mill product shipments in the first quarter of 1996 totaled approximately 12 million pounds. The improvement in industry shipments was the result of an increase in demand in the commercial aerospace market and the emergence of new uses of titanium metal, primarily in golf clubheads. Reported orders for new commercial aircraft have increased significantly, particularly for wide body planes such as the Boeing 777, which use a greater percentage of titanium per plane than narrow body aircraft. The Company believes that industry mill product shipments to the commercial aerospace market increased by more than three million pounds to 20 million pounds in 1995. While shipments to the military industry have fallen below delivery levels in the 1980s as a result of reduced defense budgets, this decline has been offset by demand from new markets. The Company believes that in 1996, shipments to the golf market, which were 1.5 million pounds in 1994, will be approximately
9 million pounds and be greater than shipments to the entire military sector.

         The Company's twelve-month order backlog has increased from $64 million as of June 30, 1995 to $141 million as of June 30, 1996. OREMET's backlog is based on firm purchase orders scheduled for delivery during the subsequent twelve-month period. Beginning in the second half of 1995 and continuing to the present, the Company has experienced a significant increase in requests for quotations as well as increased orders and prices on accepted orders.
The increase in demand is primarily a result of the recovery in the commercial aerospace market and the growth of the golf clubhead market.
Because of the strong demand, the Company has been increasingly selective in the new orders that it accepts. In addition, the Company delayed opening its first quarter 1997 order book until early June 1996 in order to better assess future raw material costs. The Company started accepting orders for second quarter 1997 beginning in early July 1996.

         In 1995, the increase in demand for titanium products has resulted in higher prices for certain raw materials used by the Company, including titanium scrap, titanium sponge and alloying materials. During 1995, the Company's profitability was negatively impacted by higher raw material costs and fixed price long-term sales agreements with certain customers, primarily in the commercial aerospace industry. The Company recorded a $4.4 million provision in the fourth quarter of 1995 to recognize anticipated losses on existing long-term agreements ("LTAs") as a result of higher raw material costs. During the first six months of 1996, the Company incurred losses of $0.6 million on certain of its LTA's, reducing its accrual for future losses to $3.8 million at June 30, 1996. Starting with the first quarter of 1996, the Company added raw material surcharges in order to more directly link changes in raw material costs to its contracts. The Company has also instituted price increases for certain of its long-term sales agreements which were entered into prior to 1996. However, there can be no assurance as to the Company's continuing ability to recover raw material cost increases. The future profitability of the Company's fixed price LTAs is subject to change based upon the Company's costs of production.

RESULTS OF OPERATIONS


         The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1995, and for the six months ended June 30, 1995 and 1996.


                               Year Ended                  Six Months Ended
                              December 31,                      June 30,
                  ____________________________________   ____________________
                  1991    1992    1993    1994    1995        1995    1996
                  ____    ____    ____    ____    ____        ____    ____
                                                              (unaudited)

Net sales        100.0%  100.0%  100.0%  100.0%  100.0%      100.0%  100.0%

Gross profit
(loss)(1)         (5.9)   (1.0)    4.9     9.3    10.8        16.1    22.4

Income (loss)
from opera-
tions(1)         (15.7)  (10.4)  (11.2)   (3.5)   (0.2)        4.5    13.2

Net income        (8.6)%  (7.4)%  (7.4)%  (2.8)%  (1.6)%       1.5%    7.8%
______________

<F1>     A provision for a loss on LTAs of $1.3 million and $4.4 million was recorded in the second and fourth quarters of 1995, respectively. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively, and 18.1% and 6.5% for the six months ended June 30, 1995, respectively.



Quarterly Results of Operations
_______________________________

         The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1994 and 1995, and the first and second quarters of 1996. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the purchase of TI in September 1994, the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                                    1994 Quarters                           1995 Quarters                 1996 Quarters
                        ____________________________________    _______________________________________ ________________
                        First     Second    Third     Fourth    First     Second(1) Third     Fourth(1) First     Second
                        _____     ______    _____     ______    _____     _________ _____     _________ _____     ______
                                                                                                                (in millions)

Net sales               $ 13.3    $ 14.5    $ 17.0    $ 26.4    $ 30.8    $ 35.2    $ 41.2    $ 39.7    $ 51.3    $ 58.8
Gross profit               0.1       0.6       1.7       4.2       5.3       5.3       4.1       1.2      10.4      14.2
Income (loss)
  from operations         (1.7)     (0.9)     (0.6)      0.7       1.6       1.4       0.1      (3.4)      5.5       9.0
Net income (loss)       $ (1.1)   $ (0.6)   $ (0.4)   $  0.1    $  0.5    $  0.5    $ (0.4)   $ (3.0)   $  3.3    $  5.2
__________________

<F1>     During the second quarter of 1995, the Company reported a pre-tax charge to income of $1.3 million to reflect the impact of projected conversion costs on long-term agreements which were in excess of selling price. During the fourth quarter of 1995, the Company reported a pre-tax charge to income of $4.4 million to reflect the impact of increased raw material costs on long-term agreements.


COMPARISON OF SECOND QUARTER OF 1996 TO SECOND QUARTER OF 1995
______________________________________________________________

         NET SALES. Net sales increased $23.6 million, or 67% to $58.8 million for the second quarter of 1996, compared to $35.1 million in the second quarter of 1995. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $23.6 million net sales increase, $8.9 million was the result of volume increases and $14.7 million from higher average selling prices.

         TITANIUM SPONGE. During the second quarter of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 129% to $4.6 million from $2.0 million for the second quarter of 1996 compared to the second quarter of 1995.
Sponge shipments increased 96% and the average sponge price per pound increased 17% due to a change in product mix.

         INGOT. Sales of ingot increased 130% to $12.5 million for the second quarter of 1996 compared to $5.4 million for the second quarter of 1995.
Ingot shipments increased 79% and the average ingot price per pound increased
29%.

         MILL PRODUCTS. Mill product sales increased 81% to $19.7 million for the second quarter of 1996 compared to $10.9 million for the second quarter of 1995. Shipments of mill products increased 14% and the average price per pound increased 57%. Sales to producers of aerospace components and golf clubheads are responsible for a substantial portion of the growth in mill product sales.

         CASTINGS. Sales of castings increased 72% to $2.5 million for the second quarter of 1996 compared to $1.5 million for the second quarter of 1995. The Company is operating at a higher production rate in 1996 and is expanding its casting facilities.

         DISTRIBUTION. During the second quarter of 1996, sales of service center products increased 33% to $18.0 million compared to $13.6 million for the second quarter of 1995. The increase in sales was due to increased shipments and favorable pricing and product mix.

         COST OF SALES AND GROSS PROFIT. Cost of sales for the second quarter of 1996 increased 49% to $44.5 million, compared to $29.8 million in the second quarter of 1995. The primary reason for the increase in cost of sales were increased shipments. However, the Company's gross profit margin increased to 24.3% for the second quarter of 1996 from 15.1% for the second quarter of 1995, as a result of higher prices and improved production efficiencies.

         RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. Research, technical and product development expenses ("RT&D") remained substantially unchanged for the second quarter of 1996 as compared to the comparable quarter of 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $1.3 million, or 37%, for the second quarter of 1996 to $4.9 million from $3.5 million in the comparable quarter of 1995. As a percentage of sales, SG&A decreased to 8.3% in the second quarter of 1996 from 10.1% in the second quarter of 1995.

         INTEREST EXPENSE. Interest expense increased $0.2 million to $0.7 million in the second quarter of 1996 compared to the first quarter of 1995, resulting from an increase in borrowing needed to fund expanded operating levels.

         PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $2.9 million, or an effective tax rate of 35% (on income before income taxes and minority interests) for the second quarter of 1996 compared to $0.4 million, or an effective tax rate of 39% for the comparable period in 1995. The difference between the federal and state combined statutory tax rate of 39.5% and the effective tax rate of 35% for the second quarter of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

         NET INCOME. The Company reported net income of $5.2 million, $0.45 per share, for the second quarter of 1996 compared to net income of $0.5 million, $0.04 per share, for the comparable period in 1995.


COMPARISON OF FIRST SIX MONTHS OF 1996 TO FIRST SIX MONTHS OF 1995
__________________________________________________________________

         NET SALES. Net sales increased $44.1 million, or 67% to $110.1 million in the first six months of 1996, compared to $66.0 million in 1995. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $44.1 million sales increase, $18.5 million was the result of volume increases and $25.6 milion from higher average selling prices.

         TITANIUM SPONGE. During the first six months of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 87% to $7.8 million from $4.2 million for the first six months of 1996 compared to the first six months of 1995. Sponge shipments increased 70% and the average sponge price per pound increased 10%. The increase in the average price per pound can be attributed to sales of high purity sponge, which the Company started commercially producing in limited quantities in 1995. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI. The Company is presently supplementing its sponge production with purchases from other producers.

         INGOT. Sales of ingot increased 125% to $21.7 million for the first six months of 1996 compared to $9.6 million for the first six months of 1995. Ingot shipments increased 79% and the average ingot price per pound increased 26%. The Company operated its melt facilities at near capacity during the first six months of 1996 and expects to continue to do so for the remainder of 1996. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

         MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales increased 93% to $38.3 million for the first six months of 1996 compared to $19.9 million for the first six months of 1995. Shipments of mill products increased 29% and the average price per pound increased 50%. Sales to producers of aerospace components and golf clubheads are responsible for a substantial portion of the growth in mill product sales.

         CASTINGS. Sales of castings increased 56% to $4.7 million for the first six months of 1996 compared to $3.0 million for the first six months of 1995. The Company is operating at a higher production rate in 1996 and is expanding its casting facilities.

         DISTRIBUTION. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first six months of 1996, sales of service center products increased 30% to $34.7 million compared to $26.7 million for the first six months of 1995. The increase in sales was due to increased shipments and favorable pricing and product mix.

         COST OF SALES AND GROSS PROFIT. Cost of sales for the first six months of 1996 increased 54% to $85.4 million, compared to $55.3 million in the first six months of 1995. The primary reason for the increase in cost of sales was increased shipments. The Company's gross profit margin increased to 22.4% for the first six months of 1996 from 16.1% for the first six months of 1995, as a result of higher prices and improved production efficiencies.

         RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. RT&D increased by $0.2 million for the first six months of 1996 to $0.9 million from the comparable six month period of 1995. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $2.2 million, or 32%, for the first six months of 1996 to $9.2 million from $6.9 million in the comparable six month period of 1995. The increase is primarily a resultof additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A decreased to 8.3% in the first six months of 1996 from 10.5% in the first six months of 1995.

         INTEREST EXPENSE. Interest expense increased $0.3 million to $1.3 million in the first six months of 1996 compared to the first six months of 1995, resulting from an increase in borrowing needed to fund expanded operating levels.

         PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $4.2 million, or an effective tax rate of 32% (on income before income taxes and minority interests) for the first six months of 1996 compared to $0.7 million, or an effective tax rate of 37% for the comparable period in 1995. The difference between the federal and state combined statutory tax rate of 39.5% and the effective tax rate of 32% for the first six months of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

         NET INCOME. The Company reported net income of $8.5 million, $0.75 per share, for the first six months of 1996 compared to net income of $1.0 million, $0.09 per share, for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW.
   _________

         Net cash used in operating activities totaled $4.7 million for the first six months of 1996, compared to $5.8 million for the comparable period of 1995. Increases in sales and the sales backlog accounted for the increased levels of accounts receivable and inventory, which represented the primary uses of cash for the six month period. Working capital increases required to support the sharp increase in operating levels were responsible for the most significant portion of the cash used by the Company's operating activities.
The increase in the amount of cash flow used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

         During the first six months of 1996 and 1995, the Company incurred $3.5 million and $1.1 million in expenses relating to its Stock Compensation Plans and Savings Plan. Liabilities arising under these plans are satisfied by issuing shares of the Company's common stock. Increases in the average market value of the Company's common stock and in the number of eligible employees are the primary factors for the 1996 increase.

         Net cash used in investing activities totaled $1.6 million for the first six months of 1996 compared to $1.2 million for the first six months of 1995. The Company had additions to property, plant and equipment of $1.5 million and $0.7 million in the first six months of 1996 and 1995, respectively.

         Net cash provided by financing activities totaled $6.8 million for the first six months of 1996, compared to $5.8 million for the comparable period of 1995. For the first six months of 1996, $6.2 million was provided from net borrowings on the Company's credit agreements and book overdraft compared to $5.8 million in 1995.

   REVIEW OF SIGNIFICANT WORKING CAPITAL ACCOUNTS.
   _______________________________________________

         INVENTORIES. Inventories increased by $15.3 million, or 23% during the first six months of 1996, to $81.3 million, while they increased $10.0
million, or 20%, to $59.1 million during the comparable period of 1995.    In
addition to an increase in finished goods inventory, increases in raw materials and work-in-process have been made in support of higher production levels. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs, which have increased the cost of the Company's inventory.

         ACCOUNTS RECEIVABLE. Accounts receivable increased by $8.8 million, or 34%, during the first six months of 1996 to $34.7 million, while they increased by $6.2 million, or 30% to $26.6 million during the comparable period of 1995. The increase in accounts receivable is consistent with the Company's increase in sales volume.

         BOOK OVERDRAFT. The Company had a book overdraft at June 30, 1996, December 31, 1995 and June 30, 1995 of $2.3 million, $2.0 million, and $0.0 million, respectively. The book overdraft represents Company checks which have been disbursed and are in transit as of the end of the reporting period. When the checks clear the Company's bank, they are funded by draws on the Company's U.S. credit facility to the extent they are not funded by deposits.

         ACCOUNTS PAYABLE. Accounts payable at June 30, 1996 and December 31, 1995 were $16.8 million and $17.0 million, respectively, which are less than the June 30, 1995 balance of $19.7 million. The decrease in accounts payable was funded by increased borrowings on the Companies U.S. credit agreement.

         ACCRUED PAYROLL AND RELATED LIABILITIES. Accrued payroll and employee benefits increased by $2.4 million, or 35% during the first six months of 1996 to $9.0 million, while they increased by $2.1 million, or 72% to $5.1 million during the comparable period of 1995. For the first six months of 1996, accruals related to the Company's Cash Bonus Program and Stock Appreciation Rights Plan accounted for a substantial portion of the increase. For the first six months of 1995, accruals related to the Company's Stock Compensation Plan and Savings Plans accounted for a substantial portion of the increase.

   CREDIT AGREEMENTS.
   __________________

         The Company may borrow up to $35 million under the terms of a U.S. revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The U.S. credit agreement expires in September 1997. The balance outstanding under the credit agreement as of June 30, 1996 was $26.1 million. As of June 30, 1996, interest charged under the credit agreement was calculated based on BABC's reference rate plus 1.5% or a borrowing option based on LIBOR plus 2.5%.

         The U.S. credit agreement was amended as of March 14, 1996 and May 1, 1996 to, among other things, modify the debt to equity ratio covenant and certain other restrictive covenants and to increase the line from $25 to $35 million. The amendments to the covenants were needed for the Company to remain in compliance with certain financial covenants in the U.S. credit agreement in light of increased working capital growth. Upon completion of the Offering (see below), the Company intends to seek a new $50 million U.S. credit facility.

         Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately L2.3 million ($3.6 million at current exchange rates). The U.K. credit agreement is subject to renewal on December 31, 1996. The balance outstanding under the U.K. credit agreement as of June 30, 1996 was $1.5 million (at current exchange rates).

   THE OFFERING.
   ______________

         On June 26, 1996, the Company filed a registration statement with the United States Securities and Exchange Commission to register for sale to the public approximately 4,025 thousand shares of Common Stock. The Company intends to use the proceeds from the Offering to (i) build or invest in an electron beam furnace, (ii) repay certain indebtedness, (iii) expand the Company's distribution business, and (iv) provide funds for working capital and general corporate purposes.

   CAPITAL EXPENDITURES.
   _____________________

         The Company intends to use approximately $32 million of the net proceeds from the Offering for the construction, equipment and facility costs for a new EB furnace and related upgrade of scrap reprocessing facilities. The construction and production ramp-up periods are expencted to take approximately 18 months with approximately $4 million expended in 1996
(design and procurement phases), $20 milion in 1997 (construction phase) and approximately $8 million in 1998 (testing phase).

         The Company also intends to use approximately $15 million of the net proeeds from the Offering to establish or purchase additional service centers in the Pacific Rim, Northeastern United States and Southern Europe by the end of 1997. Currently, no potential acquisitions have been identified.

         The Company anticipates that capital expenditures during 1996, other than those related to the EB furnace (see the Offering, above), will approximate $9 million which will be provided by internally generated funds or credit facilities. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. The Company has no material open commitments which obligate it to make future capital expenditures.

   INCOME TAXES.
   _____________

         The Company anticipates that in 1996 it will fully utilize its federal net operating loss carryforwards of $3.5 million and will pay federal taxes on any remaining balance of its federal taxable income. The Company has a State of Oregon net operating loss carryforward of $30.0 million which will limit the amount of state taxes paid in 1996. In addition, the Company pays minimal franchise and income taxes in various other states and foreign jurisdictions.

   ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES.
   ____________________________________________

         The Company's access to borrowing facilities, internally generated cash and the net proceeds from the Offering are expected to be sufficient to support the Company's operating needs and to finance its continued growth, capital expenditures and repayment of long-term debt obligations.

   NON-U.S. OPERATIONS AND MONETARY ASSETS.
   ________________________________________

         Approximately 9% of the Company's net sales for the first six months of 1996 were derived from its service centers in the U.K. and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in the first six months of 1996.


CHANGES IN ACCOUNTING PRINCIPLES

         The Company expects to elect the disclosure alternative prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and to account for stock-based employee compensation with respect to the Common Stock in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date.
Under the disclosure alternative SFAS No. 123, the Company will disclose, starting with its 1996 fiscal year, its respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted by the Company after January 1, 1996.

PART 2:  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ___________________________________________________

         (A)      An Annual Meeting of Shareholders was held on April 25, 1996.

         (B)      Carlos E. Aguirre, Gilbert E. Bezar, Thomas B. Boklund, Roger
                  V. Carter, Nicholas P. Collins, Howard T. Cusic, David H. Leonard, James S. Paddock and James R. Pate were elected as directors of the Company.

         (C) The matters voted upon at the Annual Meeting of Shareholders were:

                  i. The election of nine directors. The results of the election were as follows:

                  Nominee                                      Votes For
                  _______                                      _________

                  Carlos. E. Aguirre                           9,484,868
                  Gilbert E. Bezar                             7,838,138
                  Thomas B. Boklund                            7,713,908
                  Robert V. Carter                             9,131,382
                  Nicholas P. Collins                          8,228,528
                  Howard T. Cusic                              8,454,679
                  David H. Leonard                            13,919,849
                  James S. Paddock                             7,856,276
                  James R. Pate                               14,969,223

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         ________________________________

         A.       Exhibits

                  10.1 Amendment No. 3 Dated as of March 14, 1996 to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., Dated as of September 19, 1994.

                  10.2 Amendment No. 4 Dated as of May 1, 1996 to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., Dated as of September 19, 1994.

                  11.1     Statement re:  computation of per share earnings.

                  27.1     Financial Data Schedule.

         B.       Forms 8-K

                  No reports on Form 8-K were filed by the company during the quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OREGON METALLURGICAL CORPORATION
                                               Registrant



Date:   August 5, 1996             /s/  Dennis P. Kelly
                                   ______________________________________
                                   Dennis P. Kelly
                                   Vice President, Finance and
                                   Chief Financial Officer

                                   Signing on behalf of the Registrant and
                                   as Chief Accounting Officer