Form 10-K/A
period 1995-12-31
OREGON METALLURGICAL CORP
filed 1996-08-14
CIK 74856

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

AMENDMENT NO. 1 TO
FORM 10-K
(FORM 10-K/A)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


COMMISSION FILE NUMBER 0-1339
                       ______

OREGON METALLURGICAL CORPORATION
(Exact name of registrant as specified in its charter)

          Oregon                           93-0448167
_______________________________    __________________________
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification Number)

       530 34th Avenue S.W.
        Albany, Oregon                        97321
______________________________             ____________
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:   (541) 967-9000
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

=============================================================================

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), Oregon Metallurgical Corporation hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1995, so that, as amended, such Items read as set forth herein:

     Part I
          Item 1.   Business
          Item 2.   Properties

     Part II
          Item 6.   Selected Financial Data
          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 8.   Financial Statements and Supplementary Data

     Part III
          Item 13.  Certain Relationships and Related Transactions

     Part IV
          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     As used in this Form 10-K/A, the terms "OREMET" or "Company" mean Oregon Metallurgical Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

OREMET<REGISTERED TRADEMARK> IS A REGISTERED TRADEMARK OF THE COMPANY.

- -1-

PART I

ITEM 1.  BUSINESS

     The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

THE COMPANY

     The Company is one of two leading U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. Since 1993, the Company has developed new market opportunities for titanium, expanded its distribution network, increased its production capacity, and improved its manufacturing efficiency. As a result, management believes that it is well-positioned to capitalize on improving and emerging markets in the titanium industry. In 1995, the Company reported net sales of $146.9 million, an operating loss of $0.3 million and a net loss of $2.4 million.

     On September 20, 1994, the Company completed the acquisition of the net assets and subsidiaries of the Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries, Inc., an 80% owned subsidiary of OREMET. TI operates full-line titanium metal service centers in the U.S., U.K., Germany and Canada and it produces small diameter titanium bar, weld wire and fine wire. The acquisition was accounted for as a purchase, with the results of TI included in the Company's financial statements from the acquisition date.

     The Company was incorporated in Oregon in 1955 and began operations in 1956. The Company funded its growth internally and through investments by corporate partners. In December 1987, the Company repurchased its Common Stock from its major corporate partner and immediately sold shares of its Common Stock to the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP"). Initially, the ESOP owned approximately 67% of the Common Stock and at December 31, 1995, the ESOP's ownership interest was approximately 35%.

INDUSTRY OVERVIEW

     Titanium was first commercially produced in the 1950s. Titanium's superior strength-to-weight ratio, stability at high temperatures and corrosion resistance make it well suited for the aerospace and jet engine market. Historically, approximately 70% to 80% of U.S. titanium consumption has been for aerospace applications both in the commercial and military sectors.

     The aerospace industry has historically been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last peak in the titanium industry cycle occurred in the 1988-1990 period when domestic industry mill product shipments averaged over 50 million pounds per year. In 1991, U.S. titanium industry shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in the commercial aerospace industry and the curtailment or cancellation of military programs resulting from the end of the Cold War. Data reported by the USGS indicate that domestic industry mill product shipments increased by approximately one million pounds per year in 1992 and 1993, while they dropped to approximately 35 million pounds in 1994. Based on data of the USGS, U.S. mill product industry shipments were approximately 44 million pounds in 1995. The improvement in industry shipments is the result of increased demand from the commercial aerospace industry and from the producers of golf clubheads.

     Beginning in 1995, demand for titanium significantly strengthened due primarily to increased demand from the aerospace market. Historically, commercial airlines have tended to place new aircraft orders when their operating profits were improving. In 1995, the domestic commercial airline industry reported significantly higher operating profits than the prior year, and in the second half of 1995 aircraft manufacturers began to increase aircraft build rates. Aerospace industry-related sales represented approximately 46% of the Company's net sales for the

- -2-
year 1995, 44% of which were made to subcontractors in the aerospace industry and 2% of which were made directly to major U.S. and international aircraft manufacturers.

     The aerospace industry is expected to remain the largest source of demand for titanium products. However, many opportunities exist in the non-aerospace markets where the characteristics of titanium metal provide advantages over competing materials, such as aluminum, nickel and stainless steel. Golf clubhead manufacturers are using titanium because of its strength and low weight which enables production of clubs with larger heads. Titanium's resistance to the effects of atmospheric conditions and a variety of chemicals and acids make it an attractive metal for marine and other industrial applications where corrosion is of critical concern. As a result, titanium is used increasingly in pollution control equipment, offshore oil installations, mining operations and waste storage facilities. Its favorable strength-to-weight ratio and biocompatibility also make it an increasingly popular metal for biomedical products such as medical implants, and consumer products such as eyeglass frames and bicycles.

PRODUCTION PROCESS

     Since it began operations in 1956, OREMET has been innovative in developing process technologies for the production of titanium. The production of titanium requires several raw materials, including titanium tetrachloride (a liquid derivative of rutile ore, coke and chlorine gas), magnesium, titanium scrap and master alloys, such as vanadium-aluminum.

     The flow of the Company's titanium production process is illustrated below.

- -3-

OREMET TITANIUM PRODUCTION PROCESS

     The remainder of this page contains a flow chart, with directional arrows, demonstrating the Company's titanium production process, beginning with the input of titanium tetrachloride and magnesium to produce titanium sponge. The flow chart shows that the titanium sponge is then either sold to non-integrated producers or used internally, along with master alloys and titanium scrap, to produce ingot. In addition, the flow chart shows that ingot is then either used to produce mill products, which are sold to aerospace, golf product and industrial parts manufacturers, used to produce castings, which are sold to industrial and marine product manufacturers, or used by forgers and mill product manufacturers.

     The Company's manufacturing processes are dependent on the reliable operation of its machinery and equipment. The Company has certain critical pieces of machinery and equipment which may require significant lead times to complete necessary repairs or replacements and the functions of which may not be easily replaced by an outsider converter. Additionally, given the Company's belief that all other titanium manufacturers are currently operating at or near production capacity, there can be no assurance that the Company could locate an outside converter that has sufficient available capacity to enable the Company to meet its production demands in a timely manner, or that an agreement could be reached with any such outside converter on commercially acceptable terms. Any such event could result in a disruption in the Company's production or distribution which could have a material adverse effect on the Company, its financial condition or its prospects. Additionally, although the Company maintains business interruption insurance to reduce the potential effect of any such loss, a natural disaster or other catastrophic event occurring at its Albany manufacturing facilities could have a material adverse effect on the Company, its financial condition or its prospects.

PRODUCTS

     Titanium products is the Company's single business segment. A full range of titanium products is produced for applications in both the aerospace and non-aerospace markets. The principal product forms are titanium sponge, titanium ingots, titanium mill products and castings.

     The amount of the Company's consolidated sales and the percentage of consolidated sales represented by each class of product during the three years ended December 31, 1995, were as follows:

                                                         Year Ended December 31,
                                           ___________________________________________________
                                                1993                1994             1995
                                           _______________   _______________   _______________
                                                             (in thousands)

Net sales
Sponge                                     $ 19,391    35%   $ 12,360    18%   $ 10,558     7%
Ingot                                         9,963    18      14,992    21      22,315    15
Mill Products                                19,860    36      22,752    32      46,839    32
Castings                                      4,473     8       6,442     9       7,225     5
Distribution                                   ----   ---      11,517    16      54,455    37
Other                                         1,664     3       3,103     4       5,461     4
                                           ________   ___    ________   ___    ________   ___

    Total Net Sales                        $ 55,351   100%   $ 71,166   100%   $146,853   100%
                                           ========   ===    ========   ===    ========   ===


     Sponge. Titanium sponge is the commercially pure, elemental form of titanium metal. Titanium sponge is produced by OREMET at its facility in Albany, Oregon by reducing titanium tetrachloride using magnesium as the reduction agent. OREMET produces titanium sponge in 15,000 pound batches by using a modified Kroll process developed by OREMET engineers. Titanium tetrachloride and magnesium are combined in a horizontal retort and swept with heated helium in one of the Company's eight sponge reduction furnaces, producing titanium sponge and magnesium chloride. The magnesium chloride is separated electrolytically into magnesium and chlorine in OREMET's magnesium recovery facility. The recovered magnesium is recycled for use in the Company's titanium sponge manufacturing facility. The chlorine by-product is sold, but does not produce material revenues for the Company.

     OREMET began producing titanium sponge for internal use in 1970 and began selling it in 1987. The Company sells sponge principally to domestic non-integrated titanium producers who use the sponge to produce ingot and mill products. During 1995, the sponge plant operated at approximately 75% of its practical annual capacity of 13.5 million pounds and since the second half of 1995 it has been operating at near capacity. The Company supplements its sponge needs by purchasing from third parties.

- -4-

     The Company has a contract to supply titanium sponge and certain other titanium products to RMI Titanium Company ("RMI") through 2003. Under this contract, RMI may require that the Company supply it with up to seven million pounds of titanium sponge per year (approximately 52% of the sponge plant's capacity). RMI has notified the Company that it will take no more than approximately 80% of the maximum amount of sponge at specified prices per pound during 1996 and 1997. Thereafter, through 2003, the price of the sponge supplied will at RMI's option be at either U.S. market prices or the prices in effect under the contract for 1996 plus adjustments for changes in certain of the Company's costs, such as labor, electricity and materials, but in any event, the price charged will not be below the Company's cost. The Company's agreement to supply titanium sponge has not had and is not likely to have a material adverse effect on the Company, its financial condition or its prospects. Sales to RMI accounted for approximately 5%, 13% and 30% of OREMET's net sales in 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of OREMET's net sales in any of these periods.

     Ingot. Titanium ingots are cylinders with a weight of up to 20,000 pounds and a diameter of up to 36 inches. Titanium ingots are made by OREMET at its facility in Albany, Oregon by melting sponge or titanium scrap, or a combination of the two, with certain other elements to form titanium alloys. Prior to melting, the materials are measured by a computerized weighing system to meet customer specifications and compacted into briquettes that are welded together to form an electrode. An electrode can also be formed by melting the materials in the Company's plasma furnace, which allows the Company to combine a larger percentage and more varied types of titanium scrap. An electrode is then melted in one of the Company's vertical, water-cooled vacuum arc furnaces. Melting may be repeated once or twice to produce standard and premium grades of titanium ingot. The melting process is monitored through computer-operated sensors, controls and video displays to maintain high levels of quality and consistency. After melting, samples from finished ingots are analyzed in the Company's laboratory to ensure proper chemical content and quality. Ingots are converted in a forge, either by OREMET or by its customers, into semi-finished shapes and then into finished mill products. The Company produces ingots in a variety of sizes and grades to meet the customer's specifications. During 1995, the ingot plant operated at approximately 65% of its estimated annual capacity of 22 million pounds and since the second half of 1995 it has been operating at near capacity. In addition to its own ingot production, the Company contracts to have melting done by other domestic and international suppliers.

     Mill Products. Titanium mill products result from the forging, rolling, drawing and/or extruding of titanium ingots or slabs. OREMET produces titanium billet, bar, rod, wire, plate and sheet. OREMET sells its mill products to manufacturers of aircraft, jet engines, vessels and piping for chemical plants, prosthetic and orthopedic implants, armor, golf clubheads and other consumer goods. OREMET produces mill products at its plants in Albany, Oregon and Frackville, Pennsylvania. During 1995, the mill products facility in Albany, Oregon operated at 50% of its estimated annual capacity of 15 million pounds and is currently operating at approximately 65% of its capacity.

     The Company is dependent on the services of outside processors to perform certain important processing functions. For some of its products, OREMET is dependent on the services provided by Titanium Hearth Technologies ("THT"), an outside processor which is 50% owned by one of the Company's principal competitors. THT owns and operates a cold hearth EB furnace which the Company utilizes for melting titanium slab, that is further processed into titanium plate and sheet for non-aerospace applications, and titanium electrodes for aerospace applications. OREMET has not experienced any delays or problems associated with the competitor's ownership of THT. Other than for those provided by THT, the services performed by the outside processors are typically available from multiple sources. Services are provided by THT in accordance with a three-year agreement ending December 31, 1996. This agreement is renewed automatically for successive one-year terms unless either party has given the other not less than six months' notice of its desire not to renew such term. OREMET and other THT customers have received notice from THT that it will not renew on present terms, but that it intends to negotiate new supply contracts. Should the THT services agreement not be renewed, OREMET would attempt to obtain these services from another competitor which has a cold hearth melting furnace. OREMET believes that the loss of the services provided by THT would result in production delays and have an adverse effect on the Company, its financial condition or its prospects.

- -5-

     The Company maintains a process engineering staff which continually evaluates and identifies potential improvements in the manufacturing process. OREMET's quality control group tests products for compliance with customer specifications, including detailed metallurgical and chemical analyses, sonic tests and mechanical capability and property tests. The results of these tests are certified for conformity to specifications and then recorded for future traceability.

     Castings. In 1957, OREMET completed construction of a titanium and zirconium casting foundry and began producing components in commercial quantities. Since then, the foundry has continued to develop new technology and make process improvements. OREMET produces titanium and zirconium castings for customers primarily for the non-aerospace industry. Castings are made by melting metal which is then poured under vacuum into graphite molds. Castings generally weigh from one pound to 2,000 pounds. OREMET's castings are made at its Albany, Oregon plant to customer specifications and are used in marine and other industrial applications where corrosion is of critical concern. Titanium and zirconium castings are used in a diversity of applications including offshore oil production, chemical processing, mining, armor, aerospace, power generation, pulp and paper manufacturing and marine products. Both titanium and zirconium are recognized as cost-effective materials for construction because of their light weight, excellent corrosion resistance, low maintenance, high quality and long life cycle. As new applications for titanium continue to grow, the Company expects the demand for castings to follow. To address this increasing demand, the OREMET foundry is in the process of increasing its production capacity.

     Other Products. OREMET provides services to other titanium producers and sells by-products of its titanium production process. Non-integrated producers of titanium ingot and mill products contract with OREMET to melt sponge or titanium scrap into ingot or to convert ingot into mill products. OREMET also sells titanium scrap for use as an alloy addition in the production of other metals such as steel and aluminum.

RAW MATERIALS

     The primary raw materials used by the Company are titanium tetrachloride, magnesium, titanium scrap and certain combinations of primary metals that form master alloys. Titanium tetrachloride and magnesium are the principal materials used in the production of titanium sponge. The principal materials used in the production of titanium ingot are sponge, titanium scrap and alloying elements.

     OREMET purchases its titanium tetrachloride requirements from SCM Chemicals, Inc. ("SCM") under a long-term contract that expires in 2001. While the Company believes it could obtain commercial quantities of sufficiently pure titanium tetrachloride from other sources, but at a potentially higher cost, any extended disruption in the supply from SCM could have a material adverse effect on OREMET's ability to produce titanium sponge and could have a material adverse effect on the Company, its financial condition or its prospects. Magnesium is generally available from a number of suppliers.

     While the Company is one of seven major worldwide producers of titanium sponge, a basic raw material in the production of titanium ingot and mill products, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its titanium sponge needs. Since 1993, the Company has purchased sponge from third parties to take advantage of lower-priced materials and to supplement that which it produces. The Company estimates it will purchase approximately 42% of its sponge requirements from third parties during 1996. The Company obtains sponge from domestic and foreign producers of sponge, both on a spot purchase basis and pursuant to short-term sponge contracts. The Company's purchases of imported sponge, in pounds, compared to total purchases and production of sponge were 12%, 7% and 11% for the years ended December 31, 1995, 1994, and 1993, respectively. There can be no assurance that the Company will not experience interruptions in its sponge supplies, which could have a material adverse effect on the Company, its financial condition or its prospects.

     Titanium scrap is typically available from many sources. The Company is a major recycler of titanium scrap. Where possible, the Company utilizes titanium scrap as a cost-effective alternative to titanium sponge; both materials are used as primary ingredients in the manufacture of ingots. Much of the titanium scrap which is

- -6-
purchased by the Company originates from within the FSU as the availability of attractively priced domestic scrap in sufficient quantities varies due to fluctuations in the U.S. titanium market and demands from other purchasers, including steel and aluminum producers. Certain of the primary metal compounds used to form master alloys are produced by a limited number of suppliers. During January 1996, in response to rapidly increasing scrap costs, the Company added raw material surcharges to its product prices to offset the higher costs it was experiencing.

     The Company has historically obtained approximately 50% of its feedstock for producing titanium ingot from sponge and the other 50% from scrap. The Company believes it will continue to be able to obtain sufficient quantities of sponge and scrap to enable it to meet its production needs.

     When available at attractive prices, the Company has purchased titanium sponge and scrap from various countries, including the FSU. The Company's purchases of imported sponge and scrap in pounds, compared to total purchases and production of sponge and scrap were 11%, 6% and 10% for the years ended December 31, 1995, 1994, and 1993, respectively. Continued availability of these materials at attractive prices from the FSU cannot be assured due to the uncertainties concerning the manufacturing capabilities of the FSU titanium producers and the potential for political and economic instability within the FSU.

     Historically, the Company has sought to recover increases in titanium scrap and sponge prices through price increases of its products. The Company has recently added raw material surcharges to its contracts in order to more directly link changes in raw material costs to its sales prices. Although the average cost of sponge and scrap (produced and purchased) increased 8% during the year 1995 as compared to the average cost for the year 1994, the average cost of purchased sponge and scrap increased 48% over the comparable period for 1994. During the year ended 1995, the average sales prices for ingot and mills products increased 19% and 5% respectively. Generally, the Company does not incur import tariffs and anti-dumping duties on purchases of FSU sponge as it is ultimately exported in the form of finished goods. If such tariffs and duties are incurred, the Company would adjust the price or surcharge accordingly. There are no import tariffs or duties on scrap. Any increases in titanium scrap and sponge prices which are not offset by increases in the Company's sales prices could have a material adverse effect on the Company, its financial condition or its prospects.

MARKETS

     Aerospace. The Company sells its titanium products to non-integrated producers and fabricators which process the material for use by the aerospace industry. While the percentage of its sales to the aerospace industry accounted for approximately 46% in 1995, compared to 61% in 1994 and 77% in 1993, aggregate sales to the aerospace industry increased from $42.6 million in 1993 to $67.1 million in 1995. The Company has also expanded its capability to include more complex alloys and mill products used by the aerospace industry. The Company anticipates that future aerospace industry sales will vary from 40% to 60% of total net sales depending upon demand and profitability. For the year ended 1995, aerospace related sales represented 46% of net sales. The Company's main route of supply is to provide products to numerous forging houses, machine shops and other mill product producers who in turn supply components to the major air frame and jet engine manufacturers. Since 1994 the Company has been supplying products direct to Airbus Industries for the fabrication of engine pylons. OREMET's commercial aerospace product sales are dependent upon the production rates of major airplane manufacturers both as a direct and as an indirect supplier. The Company has historically experienced a high level of order cancellation and deferrals in periods of industry downturn. The cyclicality of the commercial and military aerospace industry has had and may continue to have a material adverse effect on the Company, its financial condition or its prospects. The Company can give no assurance as to the extent or duration of any recovery in the aerospace market or the extent to which such recovery will result in increases in demand for titanium products.

     Golf. The titanium golf clubhead market evolved in 1988 when a few investment casting houses started producing clubheads for export to markets in the Far East. At the same time, some companies in Japan started to produce clubheads by casting and forging. By 1993, the technology and manufacturing processes were well developed and major U.S. club producers became interested in producing heads with a larger hitting surface. Since 1993, most of the major golf club manufacturers have started their own lines of titanium head drivers. The Company estimates that the use of titanium has grown from 1.5 million pounds in 1994 to approximately 9 million

- -7-
pounds in 1996. Golf club manufacturers are now starting to produce titanium fairway woods, irons and putters. The Company has excellent relationships with the major golf clubhead casting companies. The Company believes it is the market share leader and is supplying in excess of 50% of the titanium sold to the golf market.

     The Company believes that the market for golf clubheads has grown to be the second largest consumer of titanium, after the commercial aerospace market. The market for the Company's products sold to golf clubhead producers has only recently begun to emerge as a significant component of the Company's net sales, and there can be no assurance that demand for titanium products used in the golf industry or the Company's products in particular, will continue or that this market will expand as the Company anticipates. In addition, the Company's major competitors in the titanium industry have recently begun to supply the golf clubhead market and there is no assurance that the Company will be able to maintain its leading market share.

     Armor. Titanium has been studied by the defense industry as a ballistic protection material. In the mid 1970s, titanium was designed into the A-10 military airplane to provide protection for the pilots performing close-in ground support missions. As a result of the deficiencies with aluminum protection systems experienced during the Faulkland's War, titanium was studied as a replacement material for protecting strategic areas aboard naval fighting ships.

     In order to deploy forces more rapidly, certain military forces turned to titanium to reduce the weight of vehicles while assuring good ballistic protection. Since 1992, hatch covers on the Bradley fighting vehicle have been made with titanium. In 1994 and 1995, OREMET supplied over 300,000 pounds of titanium plate for ballistic protection on a new French aircraft carrier, the Charles DeGaulle. OREMET is supplying titanium parts for construction of the Swedish Leopard II tank and the U.S. M1A2 tank. Military engineers continue to search for other armor applications that can take advantage of titanium's light weight and ballistic protection characteristics. Research efforts for armor applications continue to be a high priority for OREMET. The Company believes that titanium usage on tanks and on various types of personnel carriers will increase.

     In an effort to lessen the titanium industry's dependence on the aerospace industry and to increase participation in other markets, the Company, its competitors and certain end-users of titanium are devoting significant efforts and resources to developing new markets and applications for titanium, certain of which are still in the preliminary stages. Developing these emerging applications involves substantial risk and uncertainties due to the fact that titanium must compete with less expensive materials in these potential applications. There can be no assurance that the Company will be able to develop new markets and applications for its products, or as to the time required for such development, or as to the extent to which it will face competition in this regard. If the Company is unable to develop these markets to a substantial degree, management expects that the Company's business would be largely dependent on the cyclical aerospace industry and the emerging golf market.

MARKETING, DISTRIBUTION AND SERVICE CENTERS

     OREMET markets primarily to manufacturers of titanium metal end products. The Company also sells its products to non-integrated titanium producers, regional value-added distributors and other mill product consumers. The majority of sales are made through the Company's internal sales force. OREMET also uses independent sales representatives for the sale of products outside of North America.

     Shipments to customers may be made directly from one of the Company's mills in Albany, Oregon or Frackville, Pennsylvania; from an outside processor; or from one of the Company's service centers in North America and Europe. The Company's service centers maintain a large inventory of titanium mill products available for rapid delivery to points around the globe. A complete line of first stage processing equipment is available and outside machining can be arranged by the service centers to meet the needs of their customers.

     For nearly 25 years, TI, including its predecessor company, has been supplying and developing titanium applications for industrial and commercial customers. TI maintains a network of service centers established to satisfy the titanium needs of the non-aerospace industry. TI opened its first service center during 1972 in Fairfield, New Jersey. In response to the increasing demands of its customers and in order to provide improved response

- -8-
times, TI established additional service centers throughout North America.
In 1988, TI established a service center in Birmingham, U.K. and in 1992, expanded its position in the European market by acquiring an existing service center distribution business, also in Birmingham. During the first quarter of 1996, TI opened a service center in Dusseldorf, Germany. To support the increasing demands for titanium in diverse commercial, consumer, aerospace and industrial markets, the Company intends to continue to expand its distribution business geographically. In addition to pursuing growth opportunities through the establishment of additional service centers, TI intends to grow through acquisitions of existing service centers and through the expansion of its participation in the aerospace market. The Company estimates that approximately 25% of TI's shipments are to the aerospace market, primarily in Europe. TI is currently evaluating service center opportunities in the Pacific Rim, Southern Europe and the Northeastern United States.

     The Company and TI maintain titanium sales offices and service centers (which also include sales personnel) in the following locations:

                    Location           Established     Function
                    ________           ___________     ________

United States       Albany, OR              1956       Sales Office
                    Parsippany, NJ          1972       Service Center
                    Chicago, IL             1986       Service Center
                    Jacksonville, FL        1986       Service Center
                    Los Angeles, CA         1987       Service Center
                    Dallas, TX              1989       Sales Office
                    Pittsburgh, PA          1994       Sales Office

  Canada            Montreal, Quebec        1973       Service Center
                    Vancouver, B.C.         1989       Sales Office

  Europe            Birmingham, U.K.        1988       Service Center
                    Paris, France           1994       Service Center
                    Dusseldorf, Germany     1996       Service Center


INTERNATIONAL AND EXPORT SALES

     International and export sales, primarily in Europe and Asia, totaled approximately 20%, 14% and 13% of OREMET's net sales in 1995, 1994 and 1993, respectively. In May 1994, OREMET signed a three-year contract with Aerospatiale, Societe Nationale Industrielle for engine pylon parts for the Airbus aircraft, and in the second half of 1994 began supplying product under the contract. The acquisition of TI provided the Company with a service center located in the U.K. with an established operation. In 1996, TI opened a service center in Germany. The Company intends to utilize these facilities to meet its customers' needs in Europe. See note 12 to the Company's Consolidated Financial Statements.

- -9-

BACKLOG

     The Company's twelve-month sales order backlog was $105 million at December 31, 1995, compared to $44 million at December 31, 1994 and $18 million at December 31, 1993. OREMET produces titanium ingot, mill products and castings in response to specific customer orders. Production times vary among products and can be several months or more. The Company includes in its backlog only those firm purchase orders scheduled for delivery during the subsequent twelve-month period (which are generally subject to cancellation by the customer). The Company has historically experienced a high level of order cancellations and deferrals in periods of industry downturn.

                                   Twelve-Month Sales Order Backlog
                                        As of the Quarter Ended
                               ____________________________________________
                               March 31  June 30  September 30  December 31
                               ________  _______  ____________  ___________

                                            (in millions)

              1995                48        64        $65          $105
              1994                28        29         37            44
              1993                27        25         19            18


     During the second half of 1995 and continuing into 1996, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company has delayed opening its first quarter 1997 order book in order to better assess future raw material costs. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf clubhead market. As capacity utilization in the titanium industry continues to grow and lead times lengthen, the Company expects prices on new orders to continue to strengthen.

COMPETITION

     Although OREMET's sales are predominately to the domestic market, the titanium industry is competitive on a worldwide basis as a result of many factors, particularly the presence of excess capacity, which has intensified price competition for available business. The Company is one of two integrated producers in the U.S. and one of four in the world (the Company considers an integrated producer one that produces at least titanium sponge and ingot). OREMET's principal competitors are other integrated and non-integrated producers of titanium located primarily in the U.S., Europe, Japan, China and the FSU. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. In each of the Company's major product lines, OREMET competes primarily on the basis of price, quality, delivery time and customer service. The principal methods of competition in the titanium industry and for all of the Company's products are product quality and qualifications to supply products. Many of the Company's products (sponge, ingot, mill products and castings) are qualified for both aerospace and non-aerospace applications. The Company competes by maintaining strict quality standards. In addition, as one of two integrated producers in the U.S., the Company is positioned to control quality and the costs of producing sponge, ingot, mill products, and castings.

     Availability of material and lead time to produce are competitive factors with respect to mill products and castings and distribution sales. The Company maintains an inventory of finished and intermediate inventory to meet customers' delivery requirements. The Company also works on cycle time reduction to be more responsive to customer needs. In addition, the Company provides engineered products to customer specifications.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant due to relatively favorable currency exchange rates, tariffs, and with respect to Japan and Russia, existing and prior duties (including anti-dumping duties). However, imports of titanium sponge, scrap, and other products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the

- -10-
extent the Company has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products for use in its own operations during the last three years, the negative effect of these imports on the Company has been somewhat diminished. Given the current political and economic uncertainties in some of the countries of the FSU, there can be no assurance that this supply of titanium products will continue to be available to the Company without interruption or at attractive prices.


     The Company estimates that its share of U.S. sponge capacity is approximately 30% and that its share of world capacity is about 5%. While approximately 20% of the world's sponge production capacity is located within the U.S., up to one half is located within the FSU (which sponge capacity was primarily developed to serve the needs of the Soviet military, principally the aerospace and submarine services, both of which have been sharply curtailed). The Company believes that the FSU production capacity may be limited as a result of deferred plant maintenance and a general lack of financing. As a result, significant unused production capacity, beyond that which is now supplying the FSU's export markets (including sales to the Company), may exist in this region. If exports of titanium products from the FSU were to increase significantly, this additional supply could adversely affect the demand for the Company's products. After the end of the Cold War, sponge produced in the FSU became available and has been imported into the U.S. at low prices in increasing quantities. USGS estimates that approximately 11 million pounds of sponge annually were imported into the U.S. from the FSU during 1994 and 1995, approximately 350% higher than the amount imported during 1993 and representing about 25% of the 1995 consumption by U.S. producers. The excess capacity of sponge in the FSU is beneficial, at this time, to different sectors of the industry as it provides additional raw material to meet the increasing raw material needs of ingot producers. In the event such sponge is qualified for aerospace applications and large quantities were introduced into the market, especially in a market downturn, such effect would be adverse to the existing sponge producers, including the Company.

     As the participation of non-U.S. companies increases, the competitive environment for the Company may become more difficult, especially if existing tariffs are eased and certain market participants are no longer subject to anti-dumping duties. Currently, imports of titanium sponge, ingot and mill products from countries that receive the most favored nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 25% for sponge and ingot and 45% for mill products. In addition to regular tariffs, imports of titanium sponge from certain countries in the FSU (Russia, Kazakhstan and Ukraine) are presently subject to anti-dumping duties of 84%. If these anti-dumping duties are eased or removed with respect to imports from some of these countries, substantial additional capacity could enter the market and if the demand for the industry's products is less than its capacity, the profitability of the industry, including the Company, could be adversely affected.

     The titanium producers in the FSU are currently working with several U.S. companies to have their "new production" sponge qualified for use in critical aerospace applications. A review of the anti-dumping duty by the U.S. Department of Commerce is pending for the periods after August 1, 1993. An elimination or reduction of the anti-dumping duties on sponge from the FSU could result in additional imports of their product which in turn could reduce the demand for sponge produced by the Company.

     While the FSU producers have not been significant participants in the U.S. market for mill products, it is believed that they have the largest titanium mill products production capacity in the world. Imports of titanium ingot from the FSU totaled just under two million pounds during 1995. While this is an increase of almost 250% from the quantity imported from the FSU in 1994, it represents less than 5% of the estimated 1995 production of the U.S. producers. Continued expansion into the U.S. market by FSU producers could materially affect the operations of the Company and the industry to the extent that the worldwide supply of product exceeds market demand and prices are reduced.

EMPLOYEE RELATIONS

     As of December 31, 1995, the Company employed 580 employees, of which 46 were employed outside of the U.S. All of the hourly production and maintenance workers (approximately 342) at the Albany, Oregon and Frackville, Pennsylvania manufacturing facilities are represented by labor unions. In August 1994, the Company and the union representing the Albany, Oregon employees agreed upon a new labor contract which will continue

- -11-
through July 2000. This contract can be re-opened after three years to address economic issues. The contract covering the Frackville, Pennsylvania employees was negotiated in September 1994, and will continue for three years. Since 1974, the Company has not experienced a strike or labor disruption. OREMET considers its relations with its employees and the union to be good.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     OREMET's RT&D efforts are focused on improving production processes and developing new applications and markets for titanium. Production process improvements have included improving sponge production efficiencies, making technical improvements to scrap processes, revising vacuum arc melting techniques, enhancing forging practices and improving overall yield. In addition, the Company strives to reduce costs by shortening cycle times, by implementing synchronous manufacturing principles and by eliminating product rejections.

     OREMET's focus on product development has resulted in the development of high purity sponge for use by the electronics industry, consistent production of titanium aluminides for aerospace applications and new alloys for armor and golf applications.

     In order to keep abreast of new developments, the Company maintains contact with university and research facilities, as well as with major end users of titanium products. These groups assess new applications for titanium and the need for new or alternative alloys and titanium compositions. OREMET then develops alloy systems, processes and procedures for the manufacture of new products.

JOINT VENTURES

     OREMET is involved in several joint ventures which, like its RT&D efforts, utilize shared investment as a means to access technology or capabilities.

     OREMET is a 50% partner with Precision Castparts Corporation in a joint venture which owns a plasma furnace operated by OREMET in Albany, Oregon.
The plasma furnace produces remelt electrodes for both parties' consumption. The venture started in 1983 and is producing in excess of 2 million pounds of electrode per year.

     OREMET is a 33% member in MZI, L.L.C., which owns an advanced ultrasonic inspection system for testing of certain aerospace products. The other members are Titanium Metals Corporation and Teledyne Allvac. This venture is in its second year of operations and has inspected 2.5 million pounds of product.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local statutes and regulations concerning environmental matters and land use. Although the Company believes it is in material compliance with these laws, they are frequently modified to be more restrictive and it is impossible to predict accurately the future effect that changes in these laws may have on the Company. There can be no assurance that the Company will not face costs and liabilities as a result of environmental regulation which could have a material adverse effect on the Company, its financial condition or its prospects.

     The risk of environmental contamination is ever-present in the Company's operations. The Company uses and produces substantial quantities of substances, chemicals and compounds that have been identified as hazardous or toxic under federal, state and local environmental and worker safety and health laws and regulations. In addition, at its Albany, Oregon facility, the Company uses substantial quantities of titanium tetrachloride, which is classified as extremely hazardous under federal environmental laws. The Company has used such substances and compounds throughout its history and has undertaken some remediation to alleviate concerns over past releases or disposal practices. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years in connection with its operations, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. While the Company takes environmental, safety and health precautions appropriate for the industry, the Company's operations pose an ongoing risk of accidental releases of, and worker exposure to, hazardous or toxic substances.

- -12-

     The Company entered into a consent order in August 1994 with the Oregon Department of Environmental Quality pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and groundwater at its plant site in Albany, Oregon. The Company anticipates that its investigation will result in a determination that at least some remedial action is necessary, for which an accrual has been made. A neighboring property owner also is investigating groundwater contamination at its property that has migrated to OREMET's property and for which OREMET may have legal claims to recover a portion of its investigation costs.

     In February 1995, the Oregon Department of Environmental Quality modified OREMET's waste water discharge permit. The new permit imposes more stringent discharge limits according to a specified schedule. OREMET has identified several feasible alternatives for meeting the new limits, the most expensive of which would require capital expenditures of approximately $700,000. OREMET is working with the Department to explore less expensive alternatives.

     In connection with the preparation of its application for a new federal operating permit under Title V of the 1990 Clean Air Act Amendment, the Company discovered that some of its air emissions may have been greater than previously recognized. The Company has voluntarily reported these facts to the Oregon Department of Environmental Quality. To resolve these issues, the Company has agreed to undertake an evaluation of its emissions that could result in requirements to install additional pollution control equipment. At this point, the Company is unable to determine whether additional controls will be required, but the Company does not believe the cost of such additional controls would have a material effect on its capital expenditures, earnings or competitive position.

     Although no claims have been filed against the Company related to the above matters, it has completed engineering studies with regards to these environmental matters. As a result of these studies, which are ongoing, the Company made provisions for environmental expenses of $0, $240,000 and $970,000 in 1995, 1994 and 1993, respectively. These amounts are in addition to recurring environmental costs which are expensed as incurred and are included in cost of sales. At the present time, management cannot reasonably predict when these environmental issues will be resolved.

     Commencing in 1991, the Pennsylvania Department of Environmental Regulation and the Environmental Protection Agency ("EPA") have performed periodic site inspections, including soil and water sampling, at TI's site in Frackville, Pennsylvania, in connection with a regional groundwater investigation of the Frackville, Pennsylvania area. While this investigation is ongoing, the Company has not been informed by either agency of any pending or potentially required actions which may arise from this investigation.

     In conjunction with the Company's purchase of TI, Kamyr, Inc. (the seller) has agreed to undertake specified clean-up activities. In addition, Kamyr, Inc. has agreed to a limited indemnification of the Company in the event damages arise that result from conditions which were not in compliance with environmental laws and regulations as they existed at the time OREMET purchased TI.


ITEM 2.  PROPERTIES

     The Company's principal executive office and production facilities are located in Albany, Oregon on 210 acres of property owned (in fee without any major encumbrances) by the Company. The Company occupies approximately 461,000 square feet in six buildings and uses approximately 65 acres on the site. The facilities include plants for the production of titanium sponge, ingot, mill products and castings. The Company also maintains separate facilities for recovering magnesium and processing titanium scrap. TI's executive offices are located in Fairfield, New Jersey and it owns (in fee without any major encumbrances) and operates a production facility in Frackville, Pennsylvania. The Company believes that the plants are adequate and suitable in conjunction with the Company's access to outside processing vendors for its current operating needs. Other than the facility in Birmingham, U.K., the service centers and sales offices which the Company utilizes are leased. See "Business - Products" for a discussion of productive capacity and extent of utilization.

- -13-

PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each of the years in the five-year period ended December 31, 1995 have been derived from the audited consolidated financial statements of the Company. The Company's categories of sales, shipments and employee data have been derived from the Company's reports. The Company uses a fiscal year ending on December 31 of each year.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company (including in each case the notes thereto).

                                                                                 Year Ended
                                                                                December 31,
                                                            _____________________________________________________
                                                            1991        1992        1993       1994(1)       1995
                                                            ____        ____        ____       _______       ____
                                                             (In thousands, except employee and per share data)

Statement of Operations Data:
Net sales:
  Sponge                                                 $   6,452   $  22,412   $  19,391   $  12,360   $  10,558
  Ingot                                                     20,686      14,955       9,963      14,992      22,315
  Mill products                                             17,221      13,268      19,860      22,752      46,839
  Castings                                                   6,480       4,890       4,473       6,442       7,225
  Distribution                                                ----        ----        ----      11,517      54,455
  Other                                                      3,402       1,260       1,664       3,103       5,461
                                                         _________   _________   _________   _________   _________
  Total net sales                                           54,241      56,785      55,351      71,166     146,853
Cost of sales                                               57,432      57,352      52,636      64,527     131,002(2)
                                                         _________   _________   _________   _________   _________
  Gross profit (loss)                                       (3,191)       (567)      2,715       6,639      15,851
Research, technical and product
  development expenses                                         353         750         773       1,376       1,595
Selling, general and administrative
  expenses                                                   4,954       4,417       5,124       7,517      14,512
Provisions for environmental costs(3)                         ----         200         970         240        ----
Restructuring costs(4)                                        ----        ----       2,027        ----        ----
                                                         _________   _________   _________   _________   _________
  Income (loss) from operations                             (8,498)     (5,934)     (6,179)     (2,494)       (256)
Interest income                                              1,191         847         816         391        ----
Interest expense                                              (477)       (689)       (532)       (606)     (2,104)
Minority interests(1)                                         ----        ----        ----         (29)       (480)
                                                         _________   _________   _________   _________   _________
  Income (loss) before income
    taxes and cumulative effect of
    changes in accounting principles                        (7,784)     (5,776)     (5,895)     (2,738)     (2,840)
Income tax benefit (expense)                                 3,099       1,654       1,797         715         425(5)
  Income (loss) before cumulative effect
    of changes in accounting principles                     (4,685)     (4,122)     (4,098)     (2,023)     (2,415)
Cumulative effect of changes in
  accounting principles                                       ----         (69)(6)    ----        ----        ----
                                                         _________   _________   _________   _________   _________
  Net income (loss)                                      $  (4,685)  $  (4,191)  $  (4,098)  $  (2,023)  $  (2,415)
                                                         =========   =========   =========   =========   =========

Per common share:
  Income (loss) before cumulative
    effect of changes in accounting
    principles                                           $    (.44)  $    (.38)  $    (.38)  $    (.18)  $    (.22)
                                                         =========   =========   =========   =========   =========

Weighted average common shares
  and equivalents outstanding                               10,603      10,754      10,839      11,001      11,219



- -14-

                                                                                 Year Ended
                                                                                December 31,
                                                            _____________________________________________________
                                                            1991        1992        1993       1994(1)       1995
                                                            ____        ____        ____       _______       ____
                                                             (In thousands, except employee and per share data)

BALANCE SHEET DATA:
Working capital                                          $  39,291   $  37,296   $  36,467   $  49,082   $  63,769
Total assets                                                86,520      85,701      83,326     111,972     133,077
Long-term debt, including current
  maturities                                                 8,250       8,100       4,750      17,177      27,362
Shareholders' equity                                        68,436      68,402      67,065      67,282      65,887

OTHER OPERATING DATA:
EBITDA(7)                                                $  (4,306)  $  (1,352)  $  (1,426)  $   1,882   $   3,896
Cash flows provided by (used in):
  Operating activities                                         961       7,454         841      (4,459)    (10,969)
  Investing activities                                      (3,165)    (11,201)     (1,974)     (2,680)     (2,248)
  Financing activities                                      (3,592)      2,278        (921)      8,754      12,145
                                                         _________   _________   _________   _________   _________
    Total                                                   (5,796)     (1,469)     (2,054)      1,615      (1,072)

Product shipments
  (in pounds):
  Ingot                                                      4,297       3,447       2,319       3,517       4,418
  Mill products                                              2,172       1,892       3,119       3,540       6,910
Product sales:
  Aerospace                                              $  39,596   $  45,428   $  42,620   $  43,254   $  67,148
  Non-aerospace                                             14,645      11,357      12,731      27,912      79,705
Active employees at period end                                 354         359         310         482         580
Order backlog at period end(8)                           $  33,000   $  28,000   $  18,000   $  44,000   $ 105,000
_______________________________

<F1> Includes Titanium Industries, Inc., after its acquisition by the
     Company on September 20, 1994. Minority interests represent the minority shareholder's 20% interest in the net income of TI.

<F2> A provision for a loss on long-term agreements of $4,417 was recorded in the fourth quarter of 1995. See note 6 to the Company's Consolidated Financial Statements.

<F3> See note 11 to the Company's Consolidated Financial Statements.

<F4> See note 13 to the Company's Consolidated Financial Statements.

<F5> The Company's 1995 effective tax benefit rate on the net loss before income tax benefit and minority interests was 18%. The Company's income tax rate varied from the normally expected statutory rate because the valuation allowance was established for certain deferred tax assets.

<F6> The cumulative effect of changes in accounting principles reflects the adoption of SFAS No. 109, "Accounting for Income Taxes," which resulted in the recognition of $0.6 million, or $0.05 per share, of income. Simultaneously, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which resulted in the recognition of $0.7 million, or $0.06 per share, of expense, net of tax benefits of $0.4 million. The combined effect of adopting SFAS
     No.'s 109 and 106 was the recognition of $69, or $0.01 per share, of additional expense.

<F7> EBITDA represents income (loss) before cumulative effect of accounting changes plus income taxes, interest expense, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of cash flow and the ability to service debt.
     EBITDA should not be considered as an alternative to, or more meaningful than, operating income, net income or cash flow as an indicator of the Company's performance. EBITDA has been included because the Company uses it as one means of analyzing its ability to service its debt,the Company's lenders use it for the purpose of analyzing the Company's performance with respect to its credit agreements and the Company understands that it is used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies.

<F8> Order backlog is defined as firm purchase orders scheduled for delivery during the subsequent twelve-month period (which are generally subject to cancellation by the customer upon payment of specified charges).


- -15-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and notes thereto of the Company. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

OVERVIEW

     Historically, aerospace applications in both the commercial and military sectors have accounted for a majority of U.S. titanium consumption. The aerospace industry has been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last cyclical peak for the titanium industry occurred in the 1988-1990 period, when domestic industry mill product shipments averaged over 50 million pounds per year. In 1991, U.S. titanium industry mill product shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in commercial aerospace and the curtailment or cancellation of military programs as the Cold War ended. Data reported by the USGS indicate that industry shipments reached approximately 36 million pounds in 1993 but dropped to about 35 million pounds in 1994.

     During the past five years, when the titanium industry was in a severe downturn, the Company incurred net losses of $4.7 million, $4.2 million, $4.1 million, $2.0 million and $2.4 million in 1991, 1992, 1993, 1994 and 1995, respectively. For the years 1993 through 1995, the Company's aggregate net losses were $8.5 million, and the combined losses of the Company and the other major titanium producers for whom data are publicly available (RMI Titanium Company ("RMI"), IMI plc, and Titanium Metals Corporation) were $181.3 million. Although the Company operated profitably in the fourth quarter of 1994 and first six months of 1995, during the last two quarters of 1995 and for the year, the Company incurred losses. Strong increases in demand resulted in shortages in raw material supply and escalating costs. The Company's rapid increase in production levels coupled with a larger and more complex mix of products, resulted in production inefficiencies, and higher conversion costs. These factors combined to depress margins on most of the Company's sales.

     The USGS reported that in 1995, U.S. industry shipments of titanium mill products increased by 26% over 1994 levels to 44 million pounds. The improvement in industry shipments was the result of an increase in demand in the commercial aerospace market and the emergence of new uses of titanium metal, primarily in golf clubheads. Reported orders for new commercial aircraft have increased significantly, particularly for wide body planes such as the Boeing 777, which use a greater percentage of titanium per plane than narrow body aircraft. The Company believes that industry mill product shipments to the commercial aerospace market increased by more than three million pounds to 20 million pounds in 1995. While shipments to the military industry have fallen below delivery levels in the 1980s as a result of reduced defense budgets, this decline has been offset by demand from new markets. The Company believes that in 1996, shipments to the golf market, which were 1.5 million pounds in 1994, will be approximately 9 million pounds and be greater than shipments to the entire military sector.

     Beginning in 1993, several members of the Company's current executive management team, including Carlos E. Aguirre, the President and Chief Executive Officer, joined the Company from other companies within the titanium industry. The new management implemented a plan to: (i) diversify the Company's revenue base from a market, customer and product perspective,
(ii) develop and establish a major presence in new markets, (iii) expand the Company's distribution and service center business and (iv) increase production levels while improving product quality. Aerospace industry-related sales represented approximately 46% of net sales in 1995, compared to approximately 61% of net sales in 1994. International sales have increased from 14% of net sales in 1994 to 20% of net sales in 1995. Sales for non-aerospace applications have increased from $27.9 million, 39% of total net sales in 1994 to $79.7 million, 54% of total net sales, in 1995.

     The Company has devoted significant resources to develop its presence in new markets. The Company believes it is the market leader in shipments to the golf industry, with 1995 shipments of 1.8 million pounds and

- -16-

1996 shipments anticipated to be approximately 5 million pounds. New markets where the Company has also established a major presence include armor for sale to the military and high purity sponge for the electronics industry.
The Company also developed a process to produce titanium aluminide ingots, primarily for use by the aerospace industry. In addition, the Company has instituted synchronized manufacturing techniques and additional programs to improve cycle time and yield.

     On September 20, 1994, the Company completed the acquisition of TI for $13.5 million. TI operates full-line titanium metal service centers in the U.S., Canada and U.K. and Germany and also produces small diameter titanium bars, weld wire and fine wire. The acquisition was accounted for as a purchase, with the results of TI included in the Company's financial statements from the acquisition date. TI sells its products primarily to industrial markets and to a lesser extent, the commercial aerospace market. Historically, TI's service centers have reported results that are more stable and less cyclical than the Company's core manufacturing business. The acquisition of TI has enhanced the Company's revenue diversification and its ability to identify promising new market opportunities.

     OREMET has historically utilized large amounts of low cost scrap in its melting operations. The Company believes that the ability to efficiently consume different types of scrap will become increasingly important as the demand for titanium increases.

     The Company's twelve-month order backlog has increased from $44 million as of December 31, 1994 to $105 million as of December 31, 1995. OREMET's backlog is based on firm purchase orders scheduled for delivery during the subsequent twelve-month period. Beginning in the second half of 1995, the Company has experienced a significant increase in requests for quotations as well as increased orders and prices on accepted orders. The increase in demand is primarily a result of the recovery in the commercial aerospace market and the growth of the golf clubhead market. Because of the strong demand, the Company has been increasingly selective in the new orders that it accepts. In addition, the Company has delayed opening its first quarter 1997 order book in order to better access future raw material costs.

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

- -17-

RESULTS OF OPERATIONS

     The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1995.

                                                  Year Ended
                                                 December 31,
                                   ________________________________________
                                   1991     1992     1993     1994     1995
                                   ____     ____     ____     ____     ____

Net sales                         100.0 %  100.0 %  100.0 %  100.0 %  100.0 %
Gross profit (loss)(1)             (5.9)    (1.0)     4.9      9.3     10.8
Income (loss) from operations(1)  (15.7)   (10.4)   (11.2)    (3.5)    (0.2)
Net income                         (8.6)%   (7.4)%   (7.4)%   (2.8)%   (1.6)%
______________________

<F1> A provision for a loss on LTAs of $4.4 million was recorded in the fourth quarter of 1995. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively.


   Quarterly Results of Operations

     The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1994 and 1995. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the purchase of TI in September 1994, the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                                      1994 Quarters                           1995 Quarters
                           ____________________________________    _______________________________________
                           First     Second    Third     Fourth    First     Second(1) Third     Fourth(1)
                           _____     ______    _____     ______    _____     _________ _____     _________
                                                          (in millions)

Net sales                  $ 13.3    $ 14.5    $ 17.0    $ 26.4    $ 30.8    $ 35.2    $ 41.2    $ 39.7
Gross profit                  0.1       0.6       1.7       4.2       5.3       5.3       4.1       1.2
Income (loss)
  from operations            (1.7)     (0.9)     (0.6)      0.7       1.6       1.4       0.1      (3.4)
Net income (loss)          $ (1.1)   $ (0.6)   $ (0.4)   $ 0.1     $  0.5    $  0.5    $ (0.4)   $ (3.0)
_____________________

<F1> During the second quarter of 1995, the Company reported a pre-tax charge to income of $1.3 million to reflect the impact of projected conversion costs on long-term agreements which were in excess of selling price.  During the fourth quarter of 1995, the Company reported a pre-tax charge to income of $4.4 million to reflect the impact of increased raw material costs on long-
     term agreements.


   Comparison of 1995 to 1994

     Net Sales. Net sales increased $75.7 million, or 106% to $146.9 million in 1995, compared to $71.2 million in 1994. 1995 represented the first complete year in which TI results were consolidated with the Company. On a pro forma basis, as if TI had been included in results for all of 1994, the sales increase in 1995 would have been 53%. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $75.7 million net sales increase, $61.5 million was the result of volume increases and $14.2 million from higher average prices.

- -18-

     Titanium Sponge. Sales of titanium sponge and sponge conversion services decreased 15% to $10.6 million in 1995, compared to $12.4 million in 1994. Sponge shipments decreased 18% and average sponge prices per pound increased. Sales of titanium sponge have decreased due to greater internal consumption by the Company. During the second half of 1995, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge and sales to RMI under a long-term titanium sponge conversion agreement. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption and for supply to RMI (approximately 39% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from other producers.

     Ingot. Sales of ingot increased 49% to $22.3 million in 1995, compared to $15.0 million in 1994. Ingot shipments increased 26% and the average ingot price per pound also increased 19%. The increase of sales is primarily due to higher demand from the aerospace industry. The Company began operating its melt facilities at near capacity during the second half of 1995 and expects to continue to do so in 1996. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

     Mill Products. The Company produces or contracts for outside production, a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales increased 106% to $46.8 million in 1995, compared to $22.8 million in 1994. Shipments of mill products increased 95% and the average price per pound increased 5%. During 1995, mill products sales increased across all product lines. Sales to the casters of golf clubheads had a favorable effect on 1995 mill product sales.

     Castings. Sales of castings increased 12% to $7.2 million in 1995, compared to $6.4 million in 1994. During the fourth quarter of 1995, a significant competitor of the Company discontinued its casting operations which had a positive impact on casting orders and sales.

     Distribution. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. Sales of service center products were included for a full year in 1995, compared to approximately three months in 1994. During 1995, the increase in sales was due to increased shipments and favorable pricing and product mix. The markets served by the Company's service centers, which were entered by the Company with the acquisition of TI, displayed strong growth during 1995.

     Cost of Sales and Gross Profit. Cost of sales for 1995 increased 103% to $131.0 million, compared to $64.5 million in 1994. TI's cost of sales were included for a full year in 1995, compared to approximately three months in 1994. The primary reasons for the increase in cost of sales were increased shipments coupled with rising raw material costs. The Company's gross profit margin increased to 10.8% in 1995 from 9.3% in 1994.

     The Company recorded a provision for loss on LTAs of $4.4 million in the fourth quarter of 1995 to cover estimated losses on LTAs with certain aerospace customers. The provision for losses on LTAs was charged to cost of sales. The Company's most significant unfavorable LTA expires during the third quarter of 1997. In response to the changing market conditions, the Company has negotiated more favorable terms on many of its LTAs and has instituted raw material surcharges.

     Research, Technical and Product Development Expenses. Research, technical and product development expenses ("RT&D") increased $0.2 million to $1.6 million compared to $1.4 million in 1994. RT&D salaries and related expenses increased in 1995 compared to 1994, reflecting an increase in technical personnel to support the Company's long-term commitments for research, development of new products and improvements in operating processes. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $7.0 million, or 93%, in 1995 to $14.5 million from $7.5 million in 1994. The inclusion of TI for a full year in the Company's 1995 results is the primary reason for the increase in the Company's SG&A. In response

- -19-
to an increased activity level, all departments included in the SG&A category added personnel during 1995. However, as a percentage of sales, SG&A decreased to 9.9% in 1995 from 10.6% in 1994.

     Interest Expense. Interest expense increased by $1.5 million to $2.1 million in 1995 compared to $0.6 million in 1994. The increase in interest expense in 1995 compared to 1994 is the direct result of the purchase of TI in September 1994 and increased borrowing required to support the Company's increased operating levels.

     Income Tax Benefit. The Company's 1995 effective tax rate on the net loss before income tax benefit and minority interests is 18%. The Company's income tax rate varied from the normally expected statutory rate due to differences between book and tax income for which recognition of a deferred tax asset was not considered appropriate.

     Net Loss. The Company reported a net loss of $2.4 million, $0.22 per share, for 1995 compared to a net loss of $2.0 million, $0.18 per share, for 1994.

   Comparison of 1994 to 1993

     Net Sales. Net sales increased 29% to $71.2 million in 1994, compared to $55.4 million in 1993. The Company's 1994 net sales include $11.5 million of sales attributable to TI. Net sales of ingot, mill products and castings increased 29% to $44.2 million in 1994 from $34.3 million in 1993. The expansion in sales across the Company's primary product lines reflected a strengthening general economy. The increase in revenue for these products was primarily the result of increased shipments; average prices remained stable between the two periods. Sales of titanium sponge and sponge conversion services decreased 36% to $12.4 million in 1994. The decrease in sales and conversion of titanium sponge was a direct result of competition from lower priced titanium sponge available principally from the FSU.

     Cost of Sales and Gross Profit. Cost of sales for 1994 increased 22.6% to $64.5 million compared to $52.6 million in 1993. The change was primarily due to the increase in volume. As a result, gross profit margin increased to 9.3% in 1994 from 4.9% in 1993.

     Restructuring Costs. During 1993 the Company recorded a non-recurring provision for restructuring costs of $2.0 million as a result of severance benefits to salaried employees. No additional restructuring charges were incurred during 1994.

     Provision for Estimated Environmental Costs. In 1994, the Company recorded a provision for estimated environmental costs of $0.2 million, compared to $1.0 million in 1993.

     Research, Technical and Product Development Expenses. RT&D expenses increased in 1994 to $1.4 million from $0.8 million in 1993 as a result of the Company's increased emphasis on new product development and technical support.

     Selling, General and Administrative Expenses. SG&A increased 47% in 1994 to $7.5 million from $5.1 million in 1993. The addition of TI represented $1.7 million of the 1994 increase in SG&A. SG&A as a percentage of sales increased to 10.6% in 1994 from 9.3% in 1993.

     Income Tax Benefit. The Company reported an income tax benefit of $0.7 million, or an effective tax rate of 26% for 1994, compared to a tax benefit of $1.8 million, or an effective tax rate of 31% for 1993.

     Net Loss. The Company reported a net loss of $2.0 million, $0.18 per share, for 1994 compared to a net loss of $4.1 million, $0.38 per share, for 1993.

- -20-

   Comparison of 1993 to 1992

     Net Sales. Net sales decreased $1.4 million, or 2.5% to $55.4 million in 1993, compared to $56.8 in 1992. Decreased sales of ingot, castings, titanium sponge and conversion services were only partially offset by increased sales of mill products. Favorable mix shifts and small price changes in sponge, ingots, castings and mill products offset an approximate 5% decline in shipments. These net decreases were primarily due to a continuing weak demand for titanium metal and shrinkage of the military and commercial aerospace markets. Imports from the FSU have intensified the downward pressure on pricing.

     Cost of Sales and Gross Profit. Cost of sales for 1993 decreased 8% to $52.6 million, compared to $57.4 million in 1992. The decrease in cost of sales was primarily a result of a decrease in shipments. The Company's gross profit margin increased to 4.9% from a negative margin of 1% in 1992, as a result of increased sales of higher value-added mill products and increased prices as previously noted.

     Restructuring Cost. In 1993, the Company recorded a provision for restructuring costs of $2.0 million, which included non-recurring costs for severance pay and benefits of $1.0 million and a write-down of construction in progress of $1.0 million related to the curtailed expansion of the titanium sponge reduction and magnesium recovery plants. This downsizing and restructuring was done to reduce fixed costs to a level which was more supportable by the then current level of business and to recognize that at that level and with the availability of low priced sponge from the FSU, the expansion was no longer needed. See note 13 to the Company's Consolidated Financial Statements.

     Provision for Estimated Environmental Matters. The Company recorded a provision for estimated environmental expenses of $1.0 million in 1993 compared to $0.2 million in 1992. See note 11 to the Company's Consolidated Financial Statements.

     Selling, General and Administrative, and Research Technical and Product Development Expenses. SG&A and RT&D expenses increased $0.7 million, or 14% in 1993 to $5.9 million from $5.2 million in 1992. The increase is primarily the result of employment related expenses related to the transition to the new management team. As a percentage of sales, SG&A and RT&D expenses increased to 10.7% in 1993 from 9.1% in 1992.

     Interest Expense. Interest expense decreased to $0.5 million in 1993 compared to $0.7 million in 1992 due primarily to a reduction in the bank term loans.

     Income Tax Benefit. The loss before income taxes increased slightly to $5.9 million in 1993 compared to $5.8 million in 1992. The income tax benefits of $1.8 million in 1993 and $1.7 million in the prior year are recorded at a rate different than the statutory rate primarily as a result of recording a state tax valuation allowance in both 1993 and 1992, and in 1993 recording an alternative minimum tax limitation.

     Net Loss. The Company reported a net loss of $4.1 million, or $0.38 per share for 1993, compared to a net loss of $4.2 million or $0.39 per share, for 1992.

LIQUIDITY AND CAPITAL RESOURCES

   Overview

     Net cash used in operating activities totaled $11.0 million for the year ended 1995, compared to $4.5 million for the comparable period of 1994. Working capital increases required to support the sharp increase in operating levels were responsible for the most significant portion of the cash used by the Company's operating activities in 1995. The increase in the amount of cash flow used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

- -21-

     During 1995, the Company incurred $2.7 million in expenses relating to its Stock Compensation Plans and Savings Plan. Liabilities arising under these plans are satisfied by issuing shares of the Company's common stock. See note 10 to the Company's Consolidated Financial Statements.

     During the fourth quarter of 1995, the Company incurred a non-cash charge to earnings of $4.4 million to establish a provision for anticipated future losses on fixed price LTAs. See note 6 to the Company's Consolidated Financial Statements.

     Net cash used in investing activities totaled $2.2 million in 1995 compared to $2.7 million in 1994. The Company had additions to property, plant and equipment of $1.9 million in 1995 and 1994.

     In 1994, the Company paid $8.2 million, net of cash received of $0.8 million, and issued debt to the seller in the amount of $4.5 million, for the purchase of TI.

     Net cash provided by financing activities totaled $12.1 million in 1995, compared to $8.8 million in 1994. For 1995, $11.3 million was provided from net borrowings on the Company's credit facilities and book overdraft, and $1.0 million from a capital lease obligation.

   Review of Significant Working Capital Accounts

     Inventories. Inventories increased by $17.0 million, or 35%, to $66.0 million at December 31, 1995, compared to $49.0 million at December 31, 1994. In addition to an increase in finished goods inventory, increases in raw materials and work-in-process have been made in support of higher production levels. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs, which have increased the cost of the Company's inventory.

     Accounts Receivable. Accounts receivable increased by $5.5 million, or 27%, to $25.9 million at December 31, 1995, compared to $20.4 million as of December 31, 1994. The increase in accounts receivable is consistent with the Company's increase in sales volume.

     Book Overdraft. The Company had a book overdraft at December 31, 1995 and December 31, 1994 of $2.0 million, and $0.0 million, respectively. The book overdraft represents Company checks which have been disbursed and are in transit as of the end of the reporting period. When the checks clear the Company's bank, they are funded by draws on the Company's U.S. credit facility to the extent they are not funded by deposits.

     Accounts Payable. Accounts payable at December 31, 1995 were $17.0 million, which is comparable to the December 31, 1994 balance of $16.9 million. The minimal change in the accounts payable balance between 1995 and 1994 reflects the Company's use of other financing facilities, primarily its credit agreements, to fund the substantial increases in accounts receivable and inventory.

     Accrued Payroll and Employee Benefits. Accrued payroll and employee benefits increased $3.7 million, or 126% to $6.7 million at December 31, 1995, compared to $2.9 million at December 31, 1994. Accruals related to the Company's cash bonus program, stock appreciation rights plan, Stock Compensation Plans and Savings Plan account for a substantial portion of the increase.

   Credit Agreements

     The Company may borrow up to $25 million under the terms of a U.S. revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The U.S. credit agreement expires in September 1997. The balance outstanding under the credit agreement as of December 31, 1995, was $21.2 million. As of December 31, 1995, interest charged under the credit agreement was calculated based on BABC's reference rate plus 1.5% or a borrowing option based on LIBOR plus 2.5%. The Company anticipates that the credit facility with BABC will expand to $35 million in 1996 in anticipation of increased financing requirements necessary to support higher operating levels.

- -22-

     As of December 31, 1995, the Company was not in compliance with certain of its financial covenants contained in its BABC credit agreement. The Company obtained a written waiver from BABC on these matters. The Company believes that in the future, it will meet the covenants contained in its credit agreement with BABC. The Company has classified the outstanding balance on the credit agreement as a long-term liability on the Company's Consolidated Balance Sheets. See note 8 to the Company's Consolidated Financial Statements.

     Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately L2.3 million (approximately $3.6 million at current exchange rates). The U.K. credit agreement is subject to renewal on December 31, 1996. The balance outstanding under the U.K. credit agreement as of December 31, 1995 was $0.5 million (at current exchange rates).

   Capital Expenditures

     The Company anticipates that capital expenditures during 1996, will approximate $9 million, which will be provided by internally generated funds or credit facilities. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. The Company has no material open commitments which obligate it to make future capital expenditures.

     The 1996 capital expenditures budget includes amounts to rebuild and modernize existing equipment and to increase production capacity. The Company's revolving credit facility with BABC provides that capital expenditures may not exceed $4.5 million for any fiscal year. A change in the covenant to reflect the higher budgeted capital spending amount is currently being discussed with BABC.

   Income Taxes

     For financial and income tax reporting purposes the Company incurred net losses for 1991 through 1994. The Company is unable to carry back any further losses for federal or state tax refunds. In 1995, the Company reported a loss for financial reporting purposes, but expects to report taxable income for both federal and state income tax reporting purposes. The Company anticipates that it will be able to utilize federal and state net operating loss carryforwards to offset 1995 taxable income, limiting the amount of taxes actually payable to the taxing jurisdictions where it is subject.

   Adequacy of Liquidity and Capital Resources

     The Company's access to borrowing facilities, internally generated cash and the capital markets are expected to be sufficient to support the Company's operating needs and to finance its continued growth, capital expenditures and repayment of long-term debt obligations.

   Non-U.S. Operations and Monetary Assets

     Approximately 11% of the Company's 1995 net sales were derived from its service centers in the U.K. and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in 1995.

   Forward Foreign Exchange Contracts

     See notes 1 and 14 to the Company's Consolidated Financial Statements.

- -23-

   Impact of Inflation

     Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the titanium industry, the Company may not be able to pass through such increased costs to its customers.

   Environmental Matters

     See note 11 to the Company's Consolidated Financial Statements.

CHANGES IN ACCOUNTING PRINCIPLES

     The Company expects to elect the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and to account for stock-based employee compensation with respect to the Common Stock in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Under the disclosure alternative SFAS No. 123, the Company will disclose, starting with its 1996 fiscal year, its respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted by the Company after January 1, 1996.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Company's consolidated financial statements and related notes and supplemental data under Item 14 filed with this Report.

- -24-

PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1994, the Company paid $8.2 million, net of cash received of $0.8 million, and issued debt to the seller in the amount of $4.5 million, for the purchase of TI, an 80% owned subsidiary of OREMET. After the transaction, James S. Paddock is the sole minority shareholder (20%) of TI and the president, chief executive officer and chief operating officer of TI and an officer and director of the Company. In connection with the acquisition of TI, OREMET entered into an agreement with the minority shareholder to acquire the remaining 20% interest of TI, based upon a formula related to the book value of TI, in annual increments of at least 15% no earlier than 1999 and no later than 2004.

     At December 31, 1995, warrants to purchase 200,000 shares of Common Stock were outstanding in connection with the Company's acquisition of TI. The warrants were issued to James S. Paddock at fair market value and are exercisable at $6.375 per share, expiring in September 2004. Mr. Paddock is the president, chief executive officer and chief operating officer of TI and an officer and director of the Company.

     In 1995, the Company paid Weatherford, Thompson, Quick & Ashenfelter, P.C. $134,816 as attorneys' fees, and Mr. Thompson's salary for his position as Secretary. Mr. Thompson is of counsel with Weatherford, Thompson, Quick & Ashenfelter, P.C.

- -25-

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     1. Financial Statements: The following Financial Statements of Oregon Metallurgical Corporation and Report of Independent Accountants are filed as part of this Report:
                                                                        Page
                                                                        ____

          Index to Consolidated Financial Statements ..................  F-1

          Report of Independent Accountants ...........................  F-2

          Consolidated Statements of Operations
            for the years ended December 31, 1995, 1994 and 1993 ......  F-3

          Consolidated Balance Sheets
            as of December 31, 1995 and 1994 ..........................  F-4

          Consolidated Statements of Shareholders' Equity
            for the years ended December 31, 1995, 1994 and 1993 ......  F-5

          Consolidated Statements of Cash Flows
            for the years ended December 31, 1995, 1994 and 1993 ......  F-6

          Notes to Consolidated Financial Statements ........... F-7 to F-21

     2. Financial Statement Schedules: The following financial statement schedule of Oregon Metallurgical Corporation for the years ended December 31, 1995, 1994 and 1993 is incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in conjunction with the Consolidated Financial Statements of Oregon Metallurgical Corporation:

          Report of Independent Accountants on Financial Statement Schedules
          Schedule II : Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits

          The Exhibit Index of the Annual Report on Form 10-K which lists the exhibits that are filed as part of this Report is incorporated by reference, except that the following additional exhibit is filed as part of this Report:

          Exhibit 23.2 Consent of Independent Accountants.

- -26-

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed by the Company during the year ended December 31, 1995.

- -27-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OREGON METALLURGICAL CORPORATION


Date: August 14, 1996                 /s/ Dennis P. Kelly
                                      ____________________________________
                                      Dennis P. Kelly, Vice President,
                                      Finance and Treasurer

- -28-

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
                                                                 ____

Report of Independent Accountants                                F - 2

Consolidated Statements of Operations
  for the years ended December 31, 1995, 1994 and 1993           F - 3

Consolidated Balance Sheets
  as of December 31, 1995 and 1994                               F - 4

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1995, 1994 and 1993           F - 5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1995, 1994 and 1993           F - 6

Notes to Consolidated Financial Statements             F - 7 to F - 21

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES:



     We have audited the accompanying consolidated balance sheets of Oregon Metallurgical Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oregon Metallurgical Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


Eugene, Oregon
February 16, 1996, except for the second paragraph of Note 8, as to which the date is March 1, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
for the years ended December 31, 1995, 1994 and 1993

                                                                                    1995            1994          1993
                                                                                    ____            ____          ____

Net sales                                                                         $146,853        $ 71,166      $ 55,351
Cost of sales, including provision for future losses on
  long-term agreements of $4,417 in 1995 (See Note 6)                              131,002          64,527        52,636
                                                                                  ________        ________      ________

            Gross profit                                                            15,851           6,639         2,715

Research, technical and product development expenses                                 1,595           1,376           773
Selling, general and administrative expenses                                        14,512           7,517         5,124
Provisions for estimated environmental costs                                          ----             240           970
Restructuring cost                                                                    ----            ----         2,027
                                                                                  ________        ________      ________

            Loss from operations                                                      (256)         (2,494)       (6,179)

Interest income                                                                       ----             391           816
Interest expense                                                                    (2,104)           (606)         (532)
Minority interests                                                                    (480)            (29)         ----
                                                                                  ________        ________      ________

            Loss before income tax benefit                                          (2,840)         (2,738)       (5,895)

Income tax benefit                                                                     425             715         1,797
                                                                                  ________        ________      ________

            Net loss                                                              $ (2,415)       $ (2,023)     $ (4,098)
                                                                                  ========        ========      ========

Net loss per share                                                                $  (0.22)       $  (0.18)     $  (0.38)
                                                                                   =======        ========      ========
Weighted average common shares and equivalents
  outstanding                                                                       11,219          11,001        10,839
                                                                                   =======        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)
December 31, 1995 and 1994

                                                                       1995           1994
                                                                       ____           ____

ASSETS

Current assets:
   Cash and cash equivalents                                        $    572        $  1,636
   Accounts receivable, less allowance for doubtful accounts
        of $1,257 and $1,024                                          25,894          20,444
   Inventories                                                        66,010          49,023
   Prepayments and other current assets                                  689           1,352
   Deferred tax assets                                                 3,242             517
                                                                    ________        ________

            Total current assets                                      96,407          72,972

Property, plant and equipment, net                                    35,138          37,520
Other assets, net                                                      1,532           1,480
                                                                    ________        ________
              TOTAL ASSETS                                          $133,077        $111,972
                                                                    ========        ========

LIABILITIES

Current liabilities:
   Current portion of long-term debt                                $    616        $     13
   Book overdraft                                                      2,014            ----
   Accounts payable                                                   16,973          16,860
   Accrued payroll and employee benefits                               6,659           2,944
   Accrued loss on long-term agreements                                2,781            ----
   Other accrued expenses                                              3,595           4,073
                                                                    ________        ________

            Total current liabilities                                 32,638          23,890

Long-term debt, less current portion                                  26,746          17,164
Deferred tax liabilities                                               3,149           1,098
Deferred compensation payable                                            678             881
Accrued postretirement benefit                                         1,563           1,457
Accrued loss on long-term agreements, less
   current portion                                                     1,636            ----
Minority interests                                                       780             200
                                                                    ________        ________

            Total liabilities                                         67,190          44,690
                                                                    ________        ________

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; shares authorized, 25,000;
   shares issued, 1995 - 11,018; 1994 - 10,893                        11,018          10,893
Additional paid-in capital                                            38,340          37,445
Retained earnings                                                     16,545          18,960
Cumulative foreign currency translation adjustment                       (16)            (16)
                                                                    ________        ________
            Total shareholders' equity                                65,887          67,282
                                                                    ________        ________

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $133,077        $111,972
                                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)
for the years ended December 31, 1993, 1994 and 1995

                                                                                    Cumulative
                                                                                    Foreign
                                                         Additional                 Currency        Note
                                     Common Stock        Paid-in      Retained      Translation     Receivable
                                   _________________
                                   Shares     Amount     Capital      Earnings      Adjustment      ESOP          Total
                                   ______     ______     __________   ________      ___________     __________    _____

Balances, December 31, 1992        10,827   $ 10,827      $ 37,149    $ 25,081       $   ----        $ (4,655)   $ 68,402
Repayment of loan by ESOP            ----       ----          ----        ----           ----           2,429       2,429
Issuance of common stock for:
   Employee benefits                    8          8            59        ----           ----            ----          67
   Restructuring cost                  53         53           212        ----           ----            ----         265
Net loss                             ----       ----          ----      (4,098)          ----            ----      (4,098)
                                   ______   ________      ________    ________       ________        ________    ________

Balances, December 31, 1993        10,888     10,888        37,420      20,983           ----          (2,226)     67,065
Repayment of loan by ESOP            ----       ----          ----        ----           ----           2,226       2,226
Issuance of common stock for
 employee benefits                      5          5            25        ----           ----            ----          30
Currency translation adjustment      ----       ----          ----        ----            (16)           ----         (16)
Net loss                             ----       ----          ----      (2,023)          ----            ----      (2,023)
                                   ______   ________      ________    ________       ________        ________    ________

Balances, December 31, 1994        10,893     10,893        37,445      18,960            (16)           ----      67,282

Issuance of common stock for
 employee benefits                    125        125           895        ----           ----            ----       1,020
Net loss                             ----       ----          ----      (2,415)          ----            ----      (2,415)
                                   ______   ________      ________    ________       ________        ________    ________

Balances, December 31, 1995        11,018   $ 11,018      $ 38,340    $ 16,545       $    (16)       $   ----    $ 65,887
                                   ======   ========      ========    ========       ========        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
for the years ended December 31, 1995, 1994 and 1993

                                                                                    1995            1994          1993
                                                                                    ____            ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (2,415)       $ (2,023)     $ (4,098)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                  4,632           4,014         3,937
      Loss on disposition of assets                                                   ----            ----         1,000
      Deferred income tax benefit                                                     (674)         (1,434)         (403)
      Employee benefits paid or payable in common stock                              2,666             125          ----
      Provision for loss on long-term agreements                                     4,417            ----          ----
      Minority interests                                                               480              29          ----
      Changes in current assets and liabilities, net of effects
       of acquisition of a business:
        Accounts receivable                                                         (5,450)         (4,158)       (3,141)
        Inventories                                                                (16,987)        (12,209)         (930)
        Prepayments and other current assets                                           663           1,107         1,174
        Accounts payable                                                               113           7,198         1,161
        Accrued payroll and employee benefits                                        2,153           1,577           211
        Other accrued expenses                                                        (478)            920         1,204
      Other                                                                            (89)            395           726
                                                                                  ________        ________      ________
Net cash provided by (used in) operating activities                                (10,969)         (4,459)          841
                                                                                  ________        ________      ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of a business, net of cash acquired                                    ----          (8,223)         ----
   Additions to property, plant and equipment                                       (1,914)         (1,929)       (1,244)
   Short-term investments - purchased                                                 ----          (1,228)      (15,651)
   Short-term investments - redeemed                                                  ----           8,811        14,856
   Other                                                                              (334)           (111)           65
                                                                                  ________        ________      ________
Net cash used in investing activities                                               (2,248)         (2,680)       (1,974)
                                                                                  ________        ________      ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit agreements                                       107,049          40,361          ----
   Payments on revolving credit agreements                                         (97,800)        (27,865)         ----
   Capitalized loan fees and acquisition costs                                         (54)         (1,260)         ----
   Proceeds from long-term debt                                                        990            ----          ----
   Payments of long-term debt                                                          (54)         (4,754)       (3,350)
   Book overdraft                                                                    2,014            ----          ----
   Proceeds from note receivable - ESOP                                               ----           2,226         2,429
   Other                                                                              ----              46          ----
                                                                                  ________        ________      ________
Net cash provided by (used in) financing activities                                 12,145           8,754          (921)
                                                                                  ________        ________      ________

Effect of exchange rates on cash and cash equivalents                                    8             (16)         ----
                                                                                  ________        ________      ________

Net increase (decrease) in cash and cash equivalents                                (1,064)          1,599        (2,054)
Cash and cash equivalents, beginning of year                                         1,636              37         2,091
                                                                                  ________        ________      ________

Cash and cash equivalents, end of year                                            $    572        $  1,636      $     37
                                                                                  ========        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Operations - Oregon Metallurgical Corporation ("OREMET") and subsidiaries (the "Company") is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. Titanium Industries, Inc. ("TI"), an 80% owned subsidiary, operates full-line titanium metal service centers in the U.S., Canada, U.K. and Germany and produces small diameter bar, weld wire and fine wire. As of December 31, 1995, the Company is owned 35% by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP").

     In September 1994, the Company completed the acquisition of the net operating assets and subsidiaries of Titanium Industries Distribution Group from Kamyr, Inc. The acquisition cost of approximately $13,502 was funded by $5,000 in cash, $4,002 of bank financing and $4,500 of seller financing. The acquisition of TI was accounted for as a purchase, with its results included in the Company's financial statements from the acquisition date.

     Basis of Consolidation - The consolidated financial statements include the accounts of OREMET, TI and another wholly-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company classifies all cash on deposit with banks and all highly liquid debt investments purchased with a maturity of 90 days or less as cash and cash equivalents.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure at any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is significantly reduced by ongoing credit evaluations of customers' financial condition. Generally, the Company does not require collateral.

     Inventories - Inventories are carried at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs generally include material, labor cost and manufacturing overhead.

     Property, Plant and Equipment - Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets for financial reporting purposes; and, accelerated methods are used for income tax reporting purposes. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in the statement of operations.

     Excess of Cost Over Net Assets Acquired - The excess of cost over the fair value of net assets acquired of TI of $857 is included in other assets and is being amortized on a straight-line basis over 15 years. Accumulated amortization was $70 and $13 in 1995 and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     Income Taxes - The Company uses the liability method to record deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities.

     Forward Foreign Exchange Contracts - The Company may enter into forward foreign exchange contracts as a hedge against fluctuations relating to net foreign currency transactions and commitments denominated in foreign currencies. Gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged items.

     Foreign Currency Translation - The Company's foreign subsidiaries' accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Revenues and expenses are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative adjustment account in shareholders' equity, net of related deferred income taxes.

     Net Income (Loss) Per Share - Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock warrants and amounts due to be settled in shares pursuant to OREMET's benefit plans. Common stock equivalents are computed using the treasury stock method.

     Revenue Recognition - Revenues from the sale of commercial products are primarily recognized upon shipment. Revenues from long-term, fixed price agreements are recognized as the product is shipped. Estimated losses at completion of agreements are recognized and charged to income in the period such losses are estimated.

     Accounting Standards Pronouncements - For the year ended December 31, 1995, the Company has adopted Statement of Financial Accounting Standards ("SFAS") Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount on an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations.

     Reclassifications - Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the current year's presentation. The reclassifications do not affect previously reported results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

2.   ADDITIONAL STATEMENT OF CASH FLOWS INFORMATION:

     The Company's noncash investing and financing activities and cash payments for interest and income taxes are as follows:


                                                       Year Ended
                                                       December 31,
                                                 ________________________
                                                 1995      1994      1993
                                                 ____      ____      ____

Cash paid (received) for:
  Interest                                     $ 2,253   $   614   $   523
  Income taxes (refunds, net of payments)            9    (1,327)   (2,817)
Noncash investing and financing activities:
  Acquisition of business, net of
    cash acquired:
      Working capital, other than cash                   $(9,630)
      Property, plant and equipment                       (3,278)
      Long-term debt assumed                                 185
      Note payable issued to seller                        4,500
                                                         _______
                                                         $(8,223)
                                                         =======
  Issuance of common stock for employee
    benefits including related tax benefits    $ 1,020   $    30   $    67



3.   INVENTORIES:

                                                         December 31,
                                                     ___________________
                                                     1995           1994
                                                     ____           ____

Finished goods                                     $ 18,141       $ 14,656
Work-in-progress                                     19,837         15,288
Raw materials                                        28,032         19,079
                                                   ________       ________
     Total                                         $ 66,010       $ 49,023
                                                   ========       ========



4.   PROPERTY, PLANT AND EQUIPMENT:

                                                        December 31,
                                                     __________________
                                                     1995          1994
                                                     ____          ____

Land                                              $  1,189       $  1,189
Buildings and improvements                          11,455         11,087
Machinery and equipment                             42,248         39,940
Integrated sponge facility                          45,641         45,309
Construction in progress                               846          1,976
                                                  ________       ________
                                                   101,379         99,501
Less accumulated depreciation                       66,241         61,981
                                                  ________       ________
                                                  $ 35,138       $ 37,520
                                                  ========       ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

5.   OTHER ACCRUED EXPENSES:

                                                       December 31,
                                                    __________________
                                                    1995          1994
                                                    ____          ____

Accrual for estimated environmental costs         $    909       $  1,150
Sales returns and allowances                           607          1,050
Income taxes payable                                   478            755
Other                                                1,601          1,118
                                                  ________       ________
                                                  $  3,595       $  4,073
                                                  ========       ========



6.   PROVISION FOR LOSS ON LONG-TERM AGREEMENTS:

     The Company has historically entered into long-term agreements ("LTAs") with certain customers, primarily in the aerospace industry. The LTAs typically obligate the Company to sell the product at a fixed price for a two or three-year period. As a result of projected raw materials and processing costs being higher than anticipated when the LTAs were executed, the Company recorded a provision for loss on LTAs of $5,717 during 1995, of which $4,417 remains outstanding at December 31, 1995.


7.   INCOME TAXES:

     The income tax benefit consists of the following:

                                                    Year Ended
                                                    December 31,
                                             __________________________
                                             1995       1994       1993
                                             ____       ____       ____

Current provision (benefit):
  Federal                                  $   (372)  $    422   $ (1,583)
  State                                         155         80         18
  Foreign                                       466       ----       ----
Deferred benefit                               (674)    (1,217)      (232)
                                           ________   ________   ________
      Total tax benefit                    $   (425)  $   (715)  $ (1,797)
                                           ========   ========   ========


     The differences between the Company's income tax benefit and the federal income tax benefit at statutory rates are as follows:

                                                    Year Ended
                                                    December 31,
                                              ________________________
                                              1995      1994      1993
                                              ____      ____      ____

Federal provision (benefit) at
  statutory rates                          $   (966)  $   (931)  $ (2,004)
State tax provision (benefit)                  (193)      (179)      (389)
Change in valuation allowance                 1,138        216        597
Alternative minimum tax limitation               21       ----        212
Adjustment of prior-year tax accrual           (264)      ----       ----
Other                                          (161)       179       (213)
                                           ________   ________   ________
      Total                                $   (425)  $   (715)  $ (1,797)
                                           ========   ========   ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

7.   INCOME TAXES: (Continued)

     At December 31, 1995, the Company has net operating loss carryforwards for federal and state income tax purposes, which may be used to offset future taxable income. These operating loss carryforwards expire as follows:


     Year                                    Federal     State
     ____                                    _______     _____

     2006                                    $   ----   $ 12,241
     2007                                        ----      8,593
     2008                                         667      6,917
     2009                                       2,838      2,288
                                             ________   ________
                                             $  3,505   $ 30,039
                                             ========   ========


     At December 31, 1995, the Company also had federal alternative minimum tax ("AMT") and state credit carryforwards of $717 and $151, respectively, which may be utilized to offset regular income taxes payable in future years. The AMT has an indefinite carryforward period. The state credits expire in 1996 and 1997.

     The components of the deferred taxes are as follows:

                                                    1995       1994
                                                    ____       ____

Deferred tax assets:
  Tax loss and credit carryforwards               $  4,089   $  3,881
  Pension, retirement and other employment
    related items                                    1,715      1,722
  Allowance for doubtful accounts                      455        346
  Safe harbor lease                                    215        296
  Environmental accrual                                350        467
  Capitalized inventory costs                          281        619
  Provision for losses on long-term agreements       1,627       ----
  Other                                                871        345
  Less valuation allowance                          (2,948)    (1,810)
                                                  ________   ________
                                                     6,655      5,866

Deferred tax liabilities:
  Accumulated depreciation and amortization          6,562      6,421
  Other                                               ----         26
                                                  ________   ________
                                                     6,562      6,447
                                                  ________   ________
    Net deferred tax assets (liabilities)         $     93   $   (581)
                                                  ========   ========

Balance sheet classification:
  Current deferred tax assets                     $  3,242   $    517
  Long-term deferred tax liabilities                (3,149)    (1,098)
                                                  ________   ________
    Net deferred tax assets (liabilities)         $     93   $   (581)
                                                  ========   ========


     The Company has recorded a valuation allowance with respect to certain deferred tax assets as a result of the uncertainty of their future realization. Realization is dependent on generating sufficient taxable income prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

7.   INCOME TAXES: (Continued)

to expiration of net operating loss carryforwards and the reversal of certain deferred tax credits. The amount of the deferred tax assets considered realizable, however, could be increased in the near term if estimates of future taxable income during the carryforward period are increased.


8.   LONG-TERM DEBT:

                                                     December 31,
                                                    ______________
                                                    1995      1994
                                                    ____       ____

U.S. revolving credit agreement                   $ 21,228   $ 12,496
U.K. based credit facility                             517       ----
Subordinated loan from Kamyr, Inc.                   4,500      4,500
Obligations under capital leases
  (see Note 11) and other                            1,117        181
                                                  ________   ________
                                                    27,362     17,177
Less current maturities                                616         13
                                                  ________   ________
                                                  $ 26,746   $ 17,164
                                                  ========   ========


     U.S. Revolving Credit Agreement - The Company may borrow up to $25,000 under the terms of a revolving credit agreement with a U.S. bank at an interest rate of prime (8.5% at December 31, 1995) plus 1.5%, or LIBOR (6.43% at December 31, 1995) plus 2.5%. The Company has exercised the LIBOR option. Borrowings under the agreement are collateralized by accounts receivable, inventories and other intangible assets, including the Company's stock in TI. The Company must pay a nonuse fee of .5% annually on the unused portion of the commitment. The credit agreement matures in September 1997 and can be renewed for one-year periods with the consent of both parties. The credit agreement contains restrictive covenants with regard to various financial ratios and imposes limitations on capital expenditures and dividends. Annual cash dividends are limited to the lesser of fifty percent (50%) of net income or $1.8 million.

     As of December 31, 1995, the Company was not in compliance with certain covenants principally relating to interest coverage and minimum net worth requirements. On March 1, 1996, the Company obtained a written waiver from the lender with respect to the violations which existed at December 31, 1995. The Company believes that it will be in compliance with its financial covenants in the future.

     U.K. Based Credit Facility - On January 19, 1996, Titanium International Limited ("TIL"), a wholly-owned subsidiary of TI, amended its credit facility with Midland Bank plc. The facility provides for a credit facility of approximately $2,300, a foreign exchange facility for $900 and other guarantees of approximately $450. Aggregate borrowings which include parent loans cannot exceed TIL's shareholders' equity less intangible assets. The credit facility is collateralized by the assets of TIL only. Interest is to be charged at the rate of 1.5% over Midland Bank's base rate on amounts borrowed up to $1,500 and 2% over Midland Bank's base rate on amounts borrowed in excess of $1,500. The credit facility has financial covenants pertaining to net worth and prepayment of a loan to TI. The Bank has the option of terminating the availability of credit at its discretion and the facility is subject to review on December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

8.   LONG-TERM DEBT: (Continued)

     Subordinated Loan From Kamyr, Inc. - On September 19, 1994, as part of the Company's acquisition of TI, TI entered into a subordinated debt agreement with the seller, Kamyr, Inc., for $4,500, interest at 8%, payable quarterly. The initial principal payment of $300 is due March 1997, with additional quarterly installments of $350 through March 2000. The subordinated debt agreement includes covenants relative to shareholders' equity, the maximum amount of senior debt, financial ratios and restrictions on dividends, new borrowings and guarantees and liens. The loan is collateralized by a second lien on the accounts receivable, inventories, and general intangibles of TI.

     Aggregate contractual maturities of long-term debt approximate the following at December 31, 1995:


          1996             $    616
          1997               22,683
          1998                1,512
          1999                1,518
          2000                  491
          Thereafter            542
                           ________
                           $ 27,362
                           ========


9.   STOCK PURCHASE WARRANTS:

     At December 31, 1995, warrants to purchase 200 thousand shares of Common Stock were outstanding in connection with the Company's acquisition of TI. The warrants were issued at fair market value and are exercisable at $6.375 per share, expiring in September 2004. The warrant holder is the president of TI, who is also an officer and director of the Company.


10.  EMPLOYEE BENEFIT PLANS:

     Pension Plans - OREMET has pension plans covering its eligible hourly and salaried employees. The cost of these plans was $1,581, $1,287 and $1,274 for the years ended 1995, 1994 and 1993, respectively. OREMET's hourly employees are covered by a union pension plan, the contributions for which are based on a fixed rate per hour established under a negotiated union contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

10.  EMPLOYEE BENEFIT PLANS: (Continued)

     Salaried employees who have completed at least one year of service and have reached age 21 are covered by the defined benefit pension plan. The benefits under this plan are based on years of service and an employee's final average earnings. The plan's assets consist of interest-bearing obligations and equities (principally listed securities). The following table sets forth the amounts recognized in the Company's financial statements for the salaried plan:

                                               Year Ended December 31,
                                              __________________________
                                              1995       1994       1993
                                              ____       ____       ____

  Pension costs for the year:
    Service cost                            $    474   $    522   $    565
    Interest cost                                981        859        779
    Actual return on plan assets              (2,252)      (250)      (717)
    Net amortization of deferral               1,571       (397)       119
                                            ________   ________   ________
      Net pension cost                      $    774   $    734   $    746
                                            ========   ========   ========

                                                December 31,
                                              _______________
                                              1995       1994
                                              ____       ____

  Plan assets at fair value                 $ 12,246   $  9,863
                                            ________   ________
  Actuarial value of benefits based on
    employment service to date and
    present pay levels:
      Vested                                  10,036      7,976
      Nonvested                                  528        300
                                            ________   ________
  Accumulated benefit obligation              10,564      8,276
  Additional amounts related to projected
    compensation increases                     4,443      2,550
                                            ________   ________
  Projected benefit obligation                15,007     10,826
                                            ________   ________
    Projected benefit obligation in
      excess of plan assets                   (2,761)      (963)
  Unrecognized net obligation                    237        276
  Unrecognized prior service cost                255        182
  Unrecognized net loss from experience
    different from actuarial assumptions       1,874         76
                                            ________   ________
      Prepaid pension cost
        (pension liability)                 $   (395)  $   (429)
                                            ========   ========

     Assumptions utilized to measure net pension cost and the projected benefit obligation are as follows:

                                               1995      1994      1993
                                               ____      ____      ____

    Weighted average discount rate             7.25%     8.50%     6.75%
    Rate of compensation increase              4.50      4.50      4.50
    Long-term rate of return on plan assets    8.00      8.00      8.00


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

10.  EMPLOYEE BENEFIT PLANS: (Continued)

     Primarily as a result of the change in the weighted average discount rate to 7.25% in 1995 from 8.50% in 1994, the Projected Benefit Obligation ("PBO") as of December 31, 1995 increased $4,181 to $15,007, compared to the 1994 PBO of $10,826. Similarly, the decrease in the weighted average discount rate was the principal reason for the increase in the unrecognized net loss to $1,874 at December 31, 1995, as compared to the unrecognized net loss of $76 at December 31, 1994. The increase in the unrecognized net loss was partially offset by the returns on plan assets which were more than the assumed 8.0%.

     The decrease in the PBO and unrecognized net loss at December 31, 1994 compared to 1993 was the result of the increase in the weighted average discount rate to 8.5% in 1994 from 6.75% in 1993.

     During 1993, the Company restructured its workforce, resulting in the termination of a significant number of employees. The termination resulted in a partial curtailment of the salaried pension plan and increased the restructuring cost by $151.

     Postretirement Benefit Plans Other Than Pensions - The Company accrues the cost of postretirement benefits other than pensions during the period of employment of the salaried employees. The following table sets forth the plan's status, reconciled with the amount shown in the Company's balance sheets, as of December 31:

                                                    1995      1994
                                                    ____       ____

Accumulated postretirement benefit obligation:
   Retirees                                       $    611   $    638
   Fully eligible active plan participants             121        140
   Other active plan participants                    1,190        770
                                                  ________   ________
                                                     1,922      1,548
Unrecognized net loss from experience
  different from actuarial assumptions                (359)       (91)
                                                  ________   ________
Accrued postretirement benefit cost               $  1,563   $  1,457
                                                  ========   ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

10.  EMPLOYEE BENEFIT PLANS: (Continued)

     The components of net periodic postretirement benefit costs are as follows:

                                               Year Ended December 31,
                                              __________________________
                                              1995       1994       1993
                                              ____       ____       ____

Service cost, benefits attributed to
  employee service during the year          $     89   $     96   $     97
Interest cost on accumulated
  postretirement benefit obligation              119        118        123
Net amortization and deferrals                  ----         15         15
                                            ________   ________   ________
Net periodic postretirement benefit cost    $    208   $    229   $    235
                                            ========   ========   ========


     For measurement purposes, a 9% annual increase in the per capita cost of postretirement medical benefits was assumed for 1995; the rate is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant affect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $250, and the aggregate of the service and interest cost components of net periodic postretirement cost for the year then ended by $36.

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 8.5% and 7.0% for 1995, 1994 and 1993, respectively. The changes in the unrecognized net loss reflect the changes in the discount rate.

     During 1993, the Company restructured its workforce, resulting in the termination of a significant number of employees. The terminations resulted in a partial curtailment of the postretirement benefit plan and decreased the unrecognized loss component of the postretirement benefit liability by $210.

     Defined Contribution Plans - Beginning in 1995, OREMET implemented a domestic 401(k) retirement savings plan for the benefit of both union and salaried employees. Under the provisions of the plan, OREMET will contribute one share of Common Stock for each day worked, or approximately 260 shares a year for a full-time employee as defined by the plan. OREMET will also contribute a matching contribution based on the profitability of the Company. The matching contribution is limited to 3% of the participant's compensation. OREMET's costs under the plan totaled $1,041 in 1995. No shares of the Common Stock were issued under the plan in 1995. As of December 31, 1995, approximately 110 thousand shares are issuable pursuant to the OREMET savings plan.

     TI sponsors a domestic 401(k) retirement savings plan. Under the provisions of the plan, participants may contribute a percentage of their compensation not to exceed 12%. TI matches the participants' contributions up to 3%. Participants are fully vested with regard to TI's contributions and earnings thereon after one (1) year of service. TI's contributions to the plan were approximately $64 in 1995 and $21 in 1994.

     TIL sponsors a defined contribution pension plan for all employees over the age of 25 with one (1) year of service. Under the plan, participants may contribute between 17.5% to 40% of base pay depending upon their age. Participants are fully vested and TIL matches between 2% and 14% of the employee's base pay, depending upon employee age and as long as the employee's contributions are at least 2%. TIL's contributions for 1995 and 1994 were approximately $51 and $19, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

10.  EMPLOYEE BENEFIT PLANS: (Continued)

     The ESOP - In 1987, the Company established The Oregon Metallurgical Corporation Employee Stock Ownership Plan ("ESOP"), an employee stock ownership plan covering substantially all employees of OREMET. The ESOP borrowed $17 million from the Company to purchase approximately 6.3 million shares of Common Stock.

     The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of shareholders' equity. Both the loan obligation and the unearned benefit expense have been reduced by loan repayments made by the ESOP. In December 1994, the note receivable from the ESOP was fully repaid. As of December 31, 1995, the ESOP owned approximately
3.9 million shares or 35% of the outstanding Common Stock. All of the Common Stock held in the ESOP has been allocated to OREMET employees. The Company made no contribution to the ESOP in 1995. The ESOP contribution expense totaled $2,382 and $2,755 in 1994 and 1993, respectively.

     Excess Benefit Plan ("EBP") - OREMET maintains an unfunded EBP for participants whose allocations of Common Stock to the ESOP are reduced as a result of limitations imposed under federal income tax law. The Company made no contributions to the EBP in 1995. EBP costs were $332 and $259 in 1994 and 1993, respectively. As of December 31, 1995, the Company had recorded a liability to the EBP for 115 thousand shares of stock.

     Stock Compensation Plans - Beginning in 1995, OREMET implemented stock compensation plans for the benefit of both its union and salaried employees. Eligible employees earn one share of the Common Stock for every one hundred dollars earned in salaries and wages. Stock Compensation Plan costs were $1,750 in 1995. During 1995, approximately 107 thousand shares were issued, and as of December 31, 1995 another 62 thousand are issuable under the union and salaried stock compensation plans.

     Stock Appreciation Rights ("SARs") - In December of 1995, the Company established an incentive SARs plan. At the discretion of the Board of Directors, SARs may be granted to officers and other key employees. Upon exercise of a SAR, the holder is entitled to receive cash equal to the amount by which the market value of the Common Stock on the exercise date exceeds the market value of the Common Stock on the date of grant. The SARs become fully exercisable over a four-year vesting period measured from the date of grant; no SARs are vested as of December 31, 1995. The Board of Directors awarded 166.5 thousand SARs, with a grant price of $10.25 per share, on December 14, 1995 (fair market value at date of award). The SARs plan will expire in 2005 unless extended by the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

11.  COMMITMENTS AND CONTINGENCIES:

     Operating Leases - Minimum annual rental commitments at December 31, 1995, under noncancelable capital leases and operating leases, principally for facilities, and equipment are payable as follows:

                                                  Capital    Operating
                                                  Leases     Leases
                                                  _______    _________

      1996                                        $    148   $    802
      1997                                             148        617
      1998                                             148        403
      1999                                             148        368
      2000                                             148        235
      Thereafter                                       499        203
                                                  ________   ________
      Total minimum lease payments                $  1,239   $  2,628
                                                             ========
      Less amounts representing interest               289
                                                  ________
      Present value of net minimum payments            950
      Current portion                                   85
                                                  ________
      Long-term capitalized lease obligations
        (included in long-term debt)              $    865
                                                  ========


     Total rental costs were $951, $533 and $421 in 1995, 1994 and 1993, respectively.

     Other - At the time of the acquisition of TI, OREMET entered into an agreement with the minority shareholder to acquire the remaining 20% interest of TI, based upon a formula related to the book value of TI, in annual increments of at least 15% no earlier than 1999 and no later than 2004.

     Environmental Matters - The Company is subject to federal, state and local statutes and regulations concerning environmental matters and land use.
Although the Company believes it is in material compliance with these laws, they are frequently modified to be more restrictive and it is impossible to predict accurately the future effect that changes in these laws may have on the Company. There can be no assurance that the Company will not face costs and liabilities as a result of environmental regulation which could have a material adverse effect on the Company, its financial condition or its prospects.

     The risk of environmental contamination is ever-present in the Company's operations. The Company uses and produces substantial quantities of substances, chemicals and compounds that have been identified as hazardous or toxic under federal, state and local environmental and worker safety and health laws and regulations. In addition, at its Albany, Oregon facility, the Company uses substantial quantities of titanium tetrachloride, which is classified as extremely hazardous under federal environmental laws. The Company has used such substances and compounds throughout its history and has undertaken some remediation to alleviate concerns over past releases or disposal practices. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years in connection with its operations, including periods before careful management of these materials was generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. While the Company takes environmental, safety and health precautions appropriate for the industry, the Company's operations pose an ongoing risk of accidental releases of, and worker exposure to, hazardous or toxic substances.

     The Company has entered into a consent order with the Oregon Department of Environmental Quality pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

11.  COMMITMENTS AND CONTINGENCIES: (Continued)

groundwater at its plant site. The Company anticipates that its investigation will result in a determination that at least some remedial action is necessary for which an accrual has been made. A neighboring property owner also is investigating groundwater contamination at its property that has migrated to OREMET's property and for which OREMET may have legal claims to recover a portion of its investigation costs.

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

     In connection with the preparation of its application for a new federal operating permit under Title V of the 1990 Clean Air Act Amendment, the Company discovered that some of its air emissions may have been greater than previously recognized. The Company has voluntarily reported these facts to the Oregon Department of Environmental Quality. To resolve these issues, the Company has agreed to undertake an evaluation of its emissions that could result in requirements to install additional pollution control equipment. At this point, the Company is unable to determine whether additional controls will be required, but the Company does not believe the cost of such additional controls would have a material effect on its capital expenditures, earnings or competitive position.

     Although no claims have been filed against the Company related to the above matters, the Company has completed various engineering studies with regards to the items. As a result of these studies, which are ongoing, the Company made provisions for environmental expenses of $0, $240 and $970 in 1995, 1994 and 1993, respectively, of which an accrued liability of $909 remains at December 31, 1995. These amounts are in addition to recurring environmental costs which are expensed as incurred and are included in cost of sales. At the present time, management cannot reasonably predict when these environmental issues will be resolved.

     Commencing in 1991, the Pennsylvania Department of Environmental Regulation and the Environmental Protection Agency ("EPA") have performed periodic site inspections, including soil and water sampling, at TI's site in Frackville, Pennsylvania, in connection with a regional groundwater investigation of the Frackville, Pennsylvania area. While this investigation is ongoing, the Company has not been informed by either agency of any pending or potentially required actions which may arise from this investigation.

     In conjunction with the Company's purchase of TI, Kamyr, Inc. (the seller) has agreed to undertake specified clean-up activities. In addition, Kamyr, Inc. has agreed to a limited indemnification of the Company in the event damages arise that result from conditions which were not in compliance with environmental laws and regulations as they existed at the time OREMET purchased TI.

     Legal Proceedings - From time to time, the Company is involved in legal proceedings which arise in the normal course of business. The Company is not currently involved as a defendant in any legal proceedings where the outcome, if determined adversely, could have a material effect on the business or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

12.  MAJOR CUSTOMERS AND BUSINESS SEGMENTS:

     The Company has a contract to supply titanium sponge and certain other titanium products to RMI Titanium Company ("RMI") through 2003. Sales to RMI accounted for approximately 5%, 13% and 30% of the Company's net sales in 1995, 1994 and 1993, respectively.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In May 1994, OREMET signed a three-year contract with Aerospatiale Societe Nationale Industrielle for engine pylon parts for the Airbus aircraft, and in the second half of 1994 began supplying product under that contract. The acquisition of TI provided the Company with a service center located in the U.K. with an established operation. In 1996, TI opened a service center in Germany. The Company intends to utilize these facilities to meet its customers' needs in Europe.

     The Company's foreign operations (principally in Europe) are summarized as follows:

                                                Year Ended December 31,
                                               __________________________
                                               1995       1994       1993
                                               ____       ____       ____

Revenues - unaffiliated customers           $ 18,882   $  4,123   $   ----
Operating profits                              1,370        219       ----
Identifiable assets at year end             $ 11,509     10,685   $   ----


     Export sales from the Company's United States operations (primarily to Europe and Asia) approximated $11 million, $6 million and $7 million, for the years ended December 31, 1995, 1994 and 1993, respectively. No individual foreign region had sales in excess of 10% of total sales during 1995, 1994 or 1993.


13.  RESTRUCTURING COST:

     In 1993, the Company recorded a provision for restructuring of $2,027 which includes nonrecurring costs of severance pay and benefits of $1,027, incurred and substantially all paid in the third and fourth quarters of 1993, and a write-down, in the fourth quarter of 1993, of construction in progress of $1,000 related to a curtailed expansion of the Titanium Sponge Reduction Plant and the related Magnesium Recovery Facility. The downsizing and restructuring were done to reduce fixed costs and to write-off the nonrecoverable portion of funds spent to increase sponge production capacity.


14.  FINANCIAL INSTRUMENTS:

     Foreign Currency Contracts - The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company does not enter into foreign currency contracts for trading or speculative purposes. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset losses and gains on the assets and liabilities being hedged.

     At December 31, 1995 and 1994, the Company had notional principal amounts of approximately $490 and $1,813, respectively, in contracts to buy U.S. dollars in the future, with maturities of less than eight months. Net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

14.  FINANCIAL INSTRUMENTS: (Continued)

foreign currency transaction gains occurring in 1995 and 1994 were approximately $121 and $48, respectively, which have been included in cost of goods sold.

     Other Financial Instruments - At December 31, 1995 and 1994, the carrying value of financial instruments classified as current assets or liabilities approximated their fair values, based on the short-term maturities of these instruments. Fair value is determined based on future cash flows, discounted at market interest rates, and other appropriate valuation methodologies. At December 31, 1995 and 1994, the fair value of long-term debt with fixed interest terms approximated carrying value. Both periods include long-term borrowing with variable interest terms, for which the carrying value approximated market. The fair value of debt is determined by obtaining quotes from financial institutions.

     Exposure to market risk on foreign currency contracts results from fluctuations in currency rates during the periods the contracts are outstanding. The counterparties to foreign currency exchange contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.