Form 10-Q/A
period 1996-03-31
OREGON METALLURGICAL CORP
filed 1996-08-14
CIK 74856

===========================================================================
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q
(Form 10-Q/A)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 1996
                                ______________

Commission File Number 0-1339
                       ______


OREGON METALLURGICAL CORPORATION
(Exact name of registrant as specified in its charter)

          Oregon                               93-0448167
_______________________________             ________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification Number)

    530 34th Avenue S.W.
       Albany, Oregon                             97321
__________________________________                _____
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (541) 967-9000
                                                    ______________

                         NONE
______________________________________________________
(Former name or address, if changed since last report)


===========================================================================

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), Oregon Metallurgical Corporation hereby amends each of the following Items of its Quarterly Report on Form 10-Q for the period ended March 31, 1996, so that, as amended, such Items read as set forth herein:

     Part I          Financial Information
     Item 1.         Financial Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Exhibit 27.1    Restated Financial Data Schedule.

     As used in this Form 10-Q/A, the terms "OREMET" or "Company" mean Oregon Metallurgical Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

OREMET<REGISTERED TRADEMARK> is a registered trademark of the Company.


- -1-

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

                                                          Three Months
                                                        ________________
For the period ended March 31,                          1996        1995
                                                        ____        ____

Net sales                                             $ 51,309    $ 30,838
Cost of sales                                           40,948      25,506
                                                      ________    ________
GROSS PROFIT                                            10,361       5,332

Research, technical and product
  development expenses                                     617         365
Selling, general and administrative
  expenses                                               4,290       3,400
                                                      ________    ________
INCOME FROM OPERATIONS                                   5,454       1,567

Interest expense                                           634         575
Minority interests                                         225         106
                                                      ________    ________
INCOME BEFORE INCOME TAXES                               4,595         886

Provision for income taxes                               1,250         351
                                                      ________    ________
NET INCOME                                            $  3,345    $    535
                                                      ========    ========

Net income per share                                  $   0.30    $   0.05
                                                      ========    ========

Weighted average common shares
  and equivalents outstanding                           11,327      11,055
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

- -2-

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except par value)

                                                  Unaudited
                                                  March 31,       December 31,
                                                    1996             1995
                                                  _________       ____________

ASSETS
Current assets:
  Cash and cash equivalents                     $    1,154        $      572
  Accounts receivable, net                          33,038            25,894
  Inventories                                       71,163            66,010
  Prepayments                                        1,035               689
  Deferred tax assets                                4,201             3,242
                                                __________        __________
          Total current assets                     110,591            96,407

Property, plant and equipment, net                  34,973            35,138

Other assets, net                                    1,473             1,532
                                                __________        __________
          TOTAL ASSETS                          $  147,037        $  133,077
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $    1,406        $      616
  Book overdraft                                     3,657             2,014
  Accounts payable                                  17,603            16,973
  Accrued payroll and employee benefits              6,924             6,659
  Accrued loss on long-term agreements               2,781             2,781
  Other accrued expenses                             5,793             3,595
                                                __________        __________
          Total current liabilities                 38,164            32,638

  Long-term debt, less current portion              28,644            26,746
  Deferred tax liabilities                           4,044             3,149
  Deferred compensation payable                        508               678
  Accrued postretirement benefit                     1,608             1,563
  Accrued loss on long-term agreements,
    less current portion                             1,353             1,636
  Minority interests                                 1,019               780
                                                __________        __________
          Total liabilities                         75,340            67,190
                                                __________        __________

Shareholders' equity:
  Common stock, $1.00 par value;
    shares authorized, 25,000; shares issued:
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

- -3-

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

                                                         Three Months
                                                      ____________________
For the period ended March 31,                        1996            1995
                                                      ____            ____

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                        $   3,345         $    535
Adjustments to reconcile net income to
  cash used in operating activities:
    Depreciation and amortization                     1,381            1,126
    Deferred income tax expense                         545              177
    Employee benefits paid or payable in
      common stock                                    1,307              473
    Provision for loss on long-term agreements         (283)            ----
    Minority interests                                  225              106
    Decrease (increase) in:
      Accounts receivable                            (7,144)          (2,340)
      Inventories                                    (5,153)          (7,140)
      Prepayments                                      (346)             491
    Increase (decrease) in:
      Accounts payable                                  630            1,897
      Accrued payroll and employee benefits             760              513
      Other accrued expenses                          2,198              283
    Other                                               (24)              45
                                                 __________         ________
Net cash used in operating activities                (2,559)          (3,834)
                                                 __________         ________

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to properties, plant and equipment         (1,142)             (219)
Other                                                   (20)             (383)
                                                  _________          ________
Net cash used in investing activities                (1,162)             (602)
                                                 __________          ________
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreement           46,660            23,537
  Payments on revolving credit agreement            (44,118)          (20,222)
  Proceeds from long-term debt                          177              ----
  Payments on long-term debt                            (31)               (3)
  Book overdraft                                      1,643              ----
  Other                                                ----                20
                                                 __________          ________
Net cash provided by financing activities             4,331             3,332
                                                 __________          ________
Effect of exchange rates on cash and
 cash equivalents                                       (28)               (7)
                                                 __________          ________

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             582            (1,111)

CASH AND CASH EQUIVALENTS:
Beginning of period                                     572             1,636
                                                 __________          ________
End of period                                    $    1,154          $    525
                                                 ==========          ========


The accompanying notes are an integral part of these consolidated financial statements.

- -4-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and December 31, 1995, the results of operations; and the cash flows of the Company for the three months ended March 31, 1996 and 1995. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results for the first quarter of 1996 are not necessarily indicative of the operating results of a full year or future years.


NOTE 2.  ORGANIZATION AND OPERATIONS

The Company is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. As of March 31, 1996, the Company is 32%-owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP").


NOTE 3.  BASIS OF CONSOLIDATION

Titanium Industries, Inc. ("TI") an eighty percent (80%) owned subsidiary operates full-line titanium metal service centers in the United States, Canada, United Kingdom and Germany and produces small diameter bar, weld wire and fine wire. The consolidated financial statements of the Company include the accounts of TI and the Company's wholly-owned subsidiary, OREMET France S.a.r.l. TI's accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD., Titanium Wire Corporation and Titanium International GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4. INVENTORIES

                                                  March 31,      December 31,
                                                    1996              1995
                                                  _________      ____________

      Finished goods                              $ 20,243          $ 18,141
      Work-in-progress                              21,222            19,837
      Raw materials                                 29,698            28,032
                                                  ________          ________
                                                  $ 71,163          $ 66,010
                                                  ========          ========

- -5-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

                                                  March 31,      December 31,
                                                    1996              1995
                                                  _________      ____________

      Land                                        $  1,189          $  1,189
      Buildings and improvements                    11,431            11,455
      Machinery and equipment                       42,453            42,248
      Integrated sponge facility                    45,641            45,641
      Construction in progress                       1,737               846
                                                  ________          ________
                                                   102,451           101,379
      Less accumulated depreciation                (67,478)          (66,241)
                                                  ________          ________
                                                  $ 34,973          $ 35,138
                                                  ========          ========


- -6-

PART 1:     FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as amended and the Consolidated Financial Statements and Notes thereto of the Company. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

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

     The Company's twelve-month order backlog has increased from $48 million as of March 31, 1995 to $134 million as of March 31, 1996. OREMET's backlog is based on firm purchase orders scheduled for delivery during the subsequent twelve-month period. Beginning in the second half of 1995 and continuing to the present, the Company has experienced a significant increase in requests for quotations as well as increased orders and prices on accepted orders. The increase in demand is primarily a result of the recovery in the commercial aerospace market and the growth of the golf clubhead market. Because of the strong demand, the Company has been increasingly selective in the new orders that it accepts. In addition, the Company has delayed opening its first quarter 1997 order book in order to better assess future raw material costs. The twelve-month sales backlog reflects recent customer order placements, but may not be an accurate indicator of annual or quarterly sales volume.

RESULTS OF OPERATIONS

     The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1995, and for the quarters ended March 31, 1995 and March 31, 1996.

                                                     Year Ended                  Three Months Ended
                                                     December 31,                    March 31,
                                      ________________________________________     _____________
                                                                                    (unaudited)
                                      1991     1992     1993     1994     1995     1995     1996
                                      ____     ____     ____     ____     ____     ____     ____

Net sales                            100.0 %  100.0 %  100.0 %  100.0 %  100.0 %  100.0 %  100.0 %

Gross profit (loss)(1)                (5.9)    (1.0)     4.9      9.3     10.8     17.3     20.2

Income (loss) from operations(1)     (15.7)   (10.4)   (11.2)    (3.5)    (0.2)     5.1     10.6

Net income                            (8.6)%   (7.4)%   (7.4)%   (2.8)%   (1.6)%    1.7 %    6.5 %
______________


<F1> A provision for a loss on LTAs of $4.4 million was recorded in the fourth quarter of 1995. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively.


- -7-

   Quarterly Results of Operations

     The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1994 and 1995, and the first quarter of 1996. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the purchase of TI in September 1994, the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                                                                                                                 1996
                                              1994 Quarters                       1995 Quarters                Quarter
                                     First    Second   Third    Fourth   First   Second(1) Third    Fourth(1)   First
                                     _____    ______   _____    ______   _____   _________ _____    _________   _____
                                                                     (in millions)

Net sales                            $ 13.3   $ 14.5   $ 17.0   $ 26.4   $ 30.8   $ 35.2   $ 41.2   $ 39.7      $ 51.3
Gross profit                            0.1      0.6      1.7      4.2      5.3      5.3      4.1      1.2        10.4
Income (loss) from operations          (1.7)    (0.9)    (0.6)     0.7      1.6      1.4      0.1     (3.4)        5.5
Net income (loss)                    $ (1.1)  $ (0.6)  $ (0.4)  $  0.1   $  0.5   $  0.5   $ (0.4)  $ (3.0)     $  3.3
___________________

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


   Comparison of First Quarter 1996 to First Quarter 1995

     Net Sales. Net sales increased $20.5 million, or 66% to $51.3 million in the first quarter of 1996, compared to $30.8 million in 1995. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $20.5 million net sales increase, $10.9 million was the result of volume increases and $9.6 from higher average selling prices.

     Titanium Sponge. During the first quarter of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 48% to $3.2 million from $2.2 million for the first quarter of 1996 compared to the first quarter of 1995. Sponge shipments increased 42% and the average sponge price per pound increased 4%. The increase in the average price per pound can be attributed to sales of high purity sponge, which the Company started commercially producing in limited quantities in 1995. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption and for supply to RMI (approximately 39% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from other producers.

     Ingot. Sales of ingot increased 118% to $9.1 million for the first quarter of 1996 compared to $4.2 million for the first quarter of 1995. Ingot shipments increased 79% and the average ingot price per pound increased 22%. The Company operated its melt facilities at near capacity during the first quarter of 1996 and expects to continue to do so for the remainder of 1996. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

     Mill Products. The Company produces or contracts for outside production a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales increased 107% to $18.6 million for the first quarter of 1996 compared to $9.0 million for the first quarter of 1995. Shipments of mill products increased 46% and the average price per pound increased 42%. Sales to producers of aerospace components and golf clubheads are responsible for a substantial portion of the growth in mill product sales.

     Castings. Sales of castings increased 40% to $2.2 million for the first quarter of 1996 compared to $1.5 million for the first quarter of 1995. The Company is operating at a higher production rate in 1996 and is expanding its casting facilities.

- -8-

     Distribution. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first quarter of 1996, sales of service center products increased 27% to $16.7 million compared to $13.1 million for the first quarter of 1995. The increase in sales was due to increased shipments and favorable pricing and product mix.

     Cost of Sales and Gross Profit. Cost of sales for the first quarter of 1996 increased 61% to $40.9 million, compared to $25.5 million in the first quarter of 1995. The primary reason for the increase in cost of sales was increased shipments. The Company's gross profit margin increased to 20.2% for the first quarter of 1996 from 17.3% for the first quarter of 1995, as a result of higher prices and improved production efficiencies.

     Research, Technical and Product Development Expenses. Research, technical and product development expenses ("RT&D") increased by $0.3 million for the first quarter of 1996 to $0.6 million from the comparable quarter of 1995. The increase is primarily a result of additional employees hired to support the increase in operating activity. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $0.9 million, or 26%, for the first quarter of 1996 to $4.3 million from $3.4 million in the comparable quarter of 1995. As a percentage of sales, SG&A decreased to 8.4% in the first quarter of 1996 from 11.0% in the first quarter of 1995.

     Interest Expense. Interest expense increased $0.1 million to $0.6 million in the first quarter of 1996 compared to the first quarter of 1995, resulting from an increase in borrowing needed to fund expanded operating levels.

     Provision for Income Taxes. The Company reported a provision for income taxes of $1.3 million, or an effective tax rate of 26% (on income before income taxes and minority interests) for the first quarter of 1996 compared to $0.4 million, or an effective tax rate of 35% for the comparable period in 1995.
The difference between the federal and state combined statutory tax rate of 39% and the effective tax rate of 26% for the first quarter of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

     Net Income. The Company reported net income of $3.3 million, $0.30 per share, for the first quarter of 1996 compared to a net income of $0.5 million, $0.05 per share, for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Overview

     Net cash used in operating activities totaled $2.6 million for the first quarter of 1996, compared to $3.8 million for the comparable period of 1995. Increases in sales and the sales backlog accounted for the increased levels of accounts receivable and inventory, which represented the primary uses of cash for the quarter. Working capital increases required to support the sharp increase in operating levels were responsible for the most significant portion of the cash used by the Company's operating activities in 1995. The increase in the amount of cash flow used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

     During the first quarter of 1996, the Company incurred $1.3 million in expenses relating to its Stock Compensation Plans and Savings Plan. Liabilities arising under these plans are satisfied by issuing shares of the Company's common stock. See note 10 to the Company's Consolidated Financial Statements filed with the 1995 Annual Report on Form 10-K.

- -9-

     Net cash used in investing activities totaled $1.2 million for the first quarter of 1996 compared to $0.6 million for the first quarter of 1995. The Company had additions to property, plant and equipment of $1.1 million in the first quarter of 1996.

     Net cash provided by financing activities totaled $4.3 million for the first quarter of 1996, compared to $3.3 million for the comparable period of 1995. For the first quarter of 1996, $4.2 million was provided from net borrowings on the Company's credit agreements and book overdraft.

   Review of Significant Working Capital Accounts

     Inventories. Inventories increased by $5.2 million, or 8% to $71.2 million at March 31, 1996, compared to $66.0 million at December 31, 1995. In addition to an increase in finished goods inventory, increases in raw materials and work-in-process have been made in support of higher production levels. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs, which have increased the cost of the Company's inventory.

     Accounts Receivable. Accounts receivable increased by $7.1 million, or 28% to $33.0 million at March 31, 1996, compared to $25.9 million at December 31, 1995. The increase in accounts receivable is consistent with the Company's increase in sales volume.

     Book Overdraft. The Company had a book overdraft at March 31, 1996 of $3.7 million. The book overdraft represents Company checks which have been disbursed and are in transit as of the end of the reporting period. When the checks clear the Company's bank, they are funded by draws on the Company's U.S. credit facility to the extent they are not funded by deposits.

     Accounts Payable. Accounts payable at March 31, 1996 were $17.6 million, which are comparable to the December 31, 1995 balance of $17.0 million.

     Accrued Payroll and Employee Benefits. Accrued payroll and employee benefits of $6.9 million at March 31, 1996 was essentially unchanged from the balance at December 31, 1995.

   Credit Agreement

     The Company may borrow up to $35 million under the terms of a revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The credit agreement expires in September 1997. The balance outstanding under the credit agreement as of March 31, 1996 was $23.3 million. As of March 31, 1996, interest charged under the credit agreement is at BABC's reference rate plus 1.5% or a borrowing base option based on LIBOR plus 2.5%.

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

     Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately L2.3 million (approximately $3.6 million at current exchange rates). The U.K. credit agreement is subject to renewal on December 31, 1996. The balance outstanding under the U.K. credit agreement as of March 31, 1996 was $1.0 million (at current exchange rates).

- -10-

   Capital Expenditures

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

   Non-U.S. Operations and Monetary Assets

     Approximately 8% of the Company's net sales for the first quarter of 1996 were derived from its service centers in the U.K. and France. Changes in the value of foreign currencies relative to the U.S. dollar cause fluctuations in the U.S. dollar financial position and operating results. The impact of foreign currency fluctuations on the Company was not significant during the first quarter of 1996.

   Impact of Inflation

     Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the titanium industry, the Company may not be able to pass through such increased costs to its customers.

- -11-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OREGON METALLURGICAL CORPORATION
                                 Registrant



Date:   August 14, 1996          /s/ Dennis P. Kelly
                                 ________________________________________
                                 Dennis P. Kelly
                                 Vice President, Finance and
                                 Chief Financial Officer*

                                 * Signing on behalf of the Registrant and as
                                   Chief Accounting Officer