Form 10-Q/A
period 1994-09-30
OREGON METALLURGICAL CORP
filed 1996-08-15
CIK 74856

===========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               __________________


Commission File Number 0-1339
                       ______


OREGON METALLURGICAL CORPORATION
(Exact name of registrant as specified in its charter)

           Oregon                          93-0448167
_______________________________       ______________________
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)

530 West 34th Avenue, Albany, Oregon           97321
____________________________________        __________
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (541) 967-9000

                        NONE
______________________________________________________
(Former name or address, if changed since last report)









===========================================================================

                               EXPLANATORY NOTE

     This Form 10-Q/A-2 contains only Item 6 and Exhibit 10. This filing is being made solely for the purpose of amending those items.

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K
          ________________________________

          A.   EXHIBITS

               10 Sales agreement with RMI Titanium Company, dated August 8, 1994.**

          B.   FORMS 8-K

               1. The Company filed a Form 8-K, dated October 4, 1994, reporting the acquisition of the Distribution Group of Titanium Industries, Inc. No financial statements filed.

               2. The Company filed a Form 8-K/A, dated November 2, 1994, which amended certain information in the Form 8-K, dated October 4, 1994.

** Confidential treatment has been requested

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OREGON METALLURGICAL CORPORATION
                                        Registrant


Date: August 15, 1996         /s/ Dennis P. Kelly
      ____________            ________________________________
                              Dennis P. Kelly
                              Vice President, Finance and
                              Chief Financial Officer*


                              *Signing on behalf of the Registrant and as Chief Accounting Officer