Form 10-Q
period 1996-09-30
OREGON METALLURGICAL CORP
filed 1996-11-13
CIK 74856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1996
                                            ------------------

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-1339
                                              ------

                     OREGON METALLURGICAL CORPORATION
          (Exact name of registrant as specified in its charter)


                            Oregon                       93-0448167
          -------------------------------         ----------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)          Identification Number)

                  530 34th Avenue S.W.
                    Albany, Oregon                          97321
          -------------------------------                   -----
          (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code:   (541) 967-9000
                                                        --------------

                                   NONE
          ------------------------------------------------------
          (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class             Outstanding as of October 30, 1996
         -----------------------------  ----------------------------------
         Common stock, $1.00 par value            16,086,328

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------

                                        1996      1995       1996      1995
                                        ----      ----       ----      ----

Net sales . . . . . . . . . . .       $64,729  $41,236     $174,798  $107,199
Cost of sales . . . . . . . . .        48,490   37,146      133,930    92,486
                                      -------  -------     --------  --------

      GROSS PROFIT  . . . . . .        16,239    4,090       40,868    14,713

Research, technical and product
  development expenses. . . . .           510      444        1,453     1,163
Selling, general and administrative
  expenses. . . . . . . . . . .         5,895    3,536       15,053    10,480
                                      -------  -------     --------  --------

      INCOME FROM OPERATIONS. .         9,834      110       24,362     3,070

Interest income . . . . . . . .           180      ---          180       ---
Interest expense. . . . . . . .          (477)    (596)      (1,812)   (1,636)
Minority interests. . . . . . .          (273)    (123)        (743)     (341)
                                      -------  -------     --------  --------

      INCOME (LOSS) BEFORE INCOME TAX
         EXPENSE (BENEFIT). . .         9,264     (609)      21,987     1,093

Income tax expense (benefit). .         2,819     (170)       7,011       544
                                      -------  -------     --------  --------

      NET INCOME (LOSS) . . . .       $ 6,445  $  (439)    $ 14,976  $    549
                                      =======  =======     ========  ========



Net income (loss) per share . .       $  0.48  $ (0.04)    $   1.24  $   0.05
                                      =======  =======     ========  ========

Weighted average common shares
  and equivalents outstanding .        13,443   11,281       12,118    11,186
                                      =======  =======     ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

            OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value)

                                                  Unaudited
                                               September 30, December 31,
                                                    1996        1995
                                               ------------- ------------


ASSETS

CURRENT ASSETS:
  Cash and cash equivalent:
   Deposits with banks. . . . . . . . . . . . .  $  1,074    $    572
   Marketable debt securities . . . . . . . . .    69,535         ---
                                                 --------    --------
     TOTAL CASH AND CASH EQUIVALENTS  . . . . .    70,609         572
  Short-term investments. . . . . . . . . . . .     9,761         ---
  Accounts receivable, less allowance for
   doubtful accounts of $1,651 and $1,257 . . .    37,063      25,894
  Inventories . . . . . . . . . . . . . . . . .    93,851      66,010
  Prepayments and other current issues. . . . .       381         689
  Deferred tax assets . . . . . . . . . . . . .     2,536       3,242
                                                 --------    --------
     TOTAL CURRENT ASSETS . . . . . . . . . . .   214,201      96,407

Property, plant and equipment, net. . . . . . .    34,308      35,138

Other assets, net . . . . . . . . . . . . . . .     1,434       1,532
                                                 --------    --------

     TOTAL ASSETS . . . . . . . . . . . . . . .  $249,943    $133,077
                                                 ========    ========

LIABILITIES

CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . .  $  3,413    $    616
  Book overdraft. . . . . . . . . . . . . . . .     4,916       2,014
  Accounts payable  . . . . . . . . . . . . . .    15,924      16,973
  Accrued payroll and employee benefits . . . .    10,543       6,659
  Accrued loss on long-term agreements. . . . .     3,562       2,781
  Other accrued expenses. . . . . . . . . . . .     8,765       3,595
                                                 --------    --------

     TOTAL CURRENT LIABILITIES. . . . . . . . .    47,123      32,638

Long-term debt, less current portion. . . . . .     4,595      26,746
Deferred tax liabilities. . . . . . . . . . . .     3,332       3,149
Deferred compensation payable . . . . . . . . .       239         678
Accrued postretirement benefit. . . . . . . . .     1,638       1,563
Accrued loss on long-term agreements,
  less current portion. . . . . . . . . . . . .      ---        1,636
Minority interests. . . . . . . . . . . . . . .     1,609         780
                                                 --------    --------

     TOTAL LIABILITIES. . . . . . . . . . . . .    58,536      67,190
                                                 --------    --------

SHAREHOLDERS' EQUITY

  Common stock, $1.00 par value; shares authorized:
    25,000; shares issued and outstanding:
    1996 16,086; 1995, 11,018 . . . . . . . . .    16,086      11,018
  Additional paid-in capital. . . . . . . . . .   143,770      38,340
  Retained earnings . . . . . . . . . . . . . .    31,521      16,545
  Cumulative foreign currency translation
   adjustment                                          30         (16)
                                                 --------    --------

     TOTAL SHAREHOLDERS' EQUITY . . . . . . . .   191,407      65,887
                                                 --------    --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $249,943    $133,077
                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

            OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands)
                                Unaudited

                                                                      Cumulative
                                                                      Foreign
                                Common Stock      Additional          Currency
                              ----------------    Paid-in    Retained Translation
                              Shares    Amount    Capital    Earnings Adjustment     Total
                              ------    ------    ---------- -------- -----------    -----

Balances, December 31, 1994   10,893    $10,893   $ 37,445  $18,960   $    (16)      $ 67,282

Issuance of common stock for
 employee benefits               125        125       895      ----       ----          1,020

Net loss                        ----       ----      ----    (2,415)      ----         (2,415)
                              ------    -------   -------   -------   --------       --------

Balances, December 31, 1995   11,018     11,018    38,340    16,545        (16)        65,887

Issuance of common stock net
 of underwriting fees and
 expenses                      4,600      4,600    98,676      ----       ----        103,276

Issuance of common stock for
 employee benefits               388        388     4,720      ----       ----          5,108

Exercise of stock purchase
 warrants                         80         80       430      ----       ----            510

Tax benefits on issuance of
 common stock for employee
 benefits                       ----       ----     1,604      ----       ----          1,604

Currency translation
 adjustment                     ----       ----      ----      ----         46             46

Net income                      ----       ----      ----    14,976       ----         14,976
                              ------    -------   --------  -------   --------       --------
Balances, September 30, 1996  16,086    $16,086   $143,770  $31,521   $     30       $191,407
                              ======    =======   ========  =======   ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

               OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------

                                                              1996       1995
                                                              ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . .         $  14,976  $      549
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . .            3,562       3,608
     Deferred income tax expense (benefit). . . .              889        (170)
     Employee benefits paid or payable in common
      stock . . . . . . . . . . . . . . . . . . .            5,463       1,828
     Provision for loss on long-term agreements .             (855)        ---
     Minority interests . . . . . . . . . . . . .              743         341
     Changes in current assets and liabilities:
         Accounts receivable. . . . . . . . . . .          (11,169)     (8,921)
         Inventories. . . . . . . . . . . . . . .          (27,841)     (6,673)
         Income tax receivable. . . . . . . . . .              ---         321
         Prepayments and other current assets . .              (21)        497
         Accounts payable . . . . . . . . . . . .           (1,049)       (935)
         Accrued payroll and employee benefits. .            3,326         864
         Other accrued expenses . . . . . . . . .            5,133       1,956
     Other. . . . . . . . . . . . . . . . . . . .              ---         (76)
                                                          --------   ---------
Net cash used in operating activities . . . . . .           (6,843)     (6,811)
                                                          --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Short-term investments - purchased. . . . . . .           (9,761)        ---
  Additions to property, plant and equipment. . .           (2,403)     (1,173)
  Other . . . . . . . . . . . . . . . . . . . . .              170        (404)
                                                          --------   ---------
Net cash used in investing activities . . . . . .          (11,994)     (1,577)
                                                          --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreements . . .          149,286      97,910
  Payments on revolving credit agreements . . . .         (168,718)    (91,280)
  Proceeds from long-term debt. . . . . . . . . .              177         990
  Payments on long-term debt. . . . . . . . . . .              (99)        (30)
  Book overdraft. . . . . . . . . . . . . . . . .            2,902        ----
  Net proceeds from stock offering. . . . . . . .          103,276        ----
  Proceeds from exercise of stock purchase
   warrant. . . . . . . . . . . . . . . . . . . .              510        ----
  Special tax refund. . . . . . . . . . . . . . .            8,097        ----
  Special tax refund dividend prepaid . . . . . .           (6,557)       ----
                                                          --------   ---------
Net cash provided by financing activities . . . .           88,874       7,590
                                                          --------   ---------

Effect of exchange rates on cash and
  cash equivalents. . . . . . . . . . . . . . . .             ----          17
                                                          --------   ---------

Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . .           70,037        (781)

Cash and cash equivalents, beginning of period. .              572       1,636
                                                          --------   ---------

Cash and cash equivalents, end of period. . . . .         $ 70,609   $     855
                                                          ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's results of operations, for the three and nine month periods ended September 30, 1996 and 1995; financial position as of September 30, 1996, and December 31, 1995, and the cash flows of the Company for the nine months ended September 30, 1996 and 1995. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results of operations of interim periods are not necessarily indicative of the operating results of a full year or future years.

NOTE 2 ORGANIZATION AND OPERATIONS

The Company is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. As of September 30, 1996, the Company is 5.7% owned by the Oregon Metallurgical Corporation Employee Stock Ownership Plan (the "ESOP").

NOTE 3 BASIS OF CONSOLIDATION

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

NOTE 4 CASH AND CASH EQUIVALENTS

The Company classifies all cash on deposit with banks (including demand, time, and certificates of deposit) and all highly-liquid debt securities purchased with a remaining or original maturity of 90 days or less as cash and cash equivalents. Debt securities purchased with a remaining maturity of 90 days or less are available to meet the immediate liquidity needs of the Company, and are classified by the Company as trading securities. Trading securities are carried at fair value, unrealized, and realized gains and losses are reflected in income as incurred.

                                       September 30,   December 31,
                                            1996           1995
                                       -------------   ------------

Deposits with banks . . . . . .        $     1,074     $    572
                                       -----------     --------
Marketable securities:
   Corporate demand notes . . .             34,228        ----
   Corporate notes. . . . . . .             14,932        ----
   Bankers acceptances. . . . .              9,916        ----
   U.S. government agency . . .             10,459        ----
                                       -----------     --------
                                            69,535        ----
                                       -----------     --------
     Total cash and cash equivalents   $    70,609     $    572
                                       ===========     ========

NOTE 5  SHORT-TERM INVESTMENTS

Short-term investments consist of debt securities with maturities of less than one year but greater than 90 days when purchased. The Company has classified these securities as available for sale. Securities available for sale are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based on the specific identification method. The fair value of securities held for sale approximated amortized cost; therefore, there are no unrealized gains or losses as of September 30, 1996.

Short-term investments consist of the following:

                                        September 30,  December 31,
                                            1996           1995
                                        ------------   ------------

Corporate discount note . . . .         $    4,895     $  ----
Bankers acceptance. . . . . . .              4,866        ----
                                        ----------     --------
                                        $    9,761     $  ----
                                        ==========     ========

Maturities of short-term investments do not exceed six months.


NOTE 6  INVENTORIES

                                        September 30,  December 31,
                                             1996          1995
                                        ------------   ------------

Finished goods. . . . . . . . .           $ 26,822      $ 18,141
Work-in-progress. . . . . . . .             27,582        19,837
Raw materials . . . . . . . . .             39,447        28,032
                                          --------      --------

                                          $ 93,851      $ 66,010
                                          ========      ========


NOTE 7  PROPERTY, PLANT AND EQUIPMENT

                                        September 30,  December 31,
                                            1996           1995
                                        ------------   ------------

Land. . . . . . . . . . . . . .           $  1,189      $  1,189
Buildings and improvements. . .             11,455        11,455
Machinery and equipment . . . .             42,976        42,248
Integrated sponge facility. . .             45,641        45,641
Construction in progress. . . .              2,473           846
                                          --------      --------
                                           103,734       101,379

Less accumulated depreciation .            (69,426)      (66,241)
                                          --------      --------

                                          $ 34,308      $ 35,138
                                          ========      ========

NOTE 8  OTHER ACCRUED EXPENSES

                                     September 30,  December 31,
                                          1996         1995
                                     ------------- ------------

Accrual for estimated environmental
  costs . . . . . . . . . . . . . .    $    909     $    909
Sales returns and allowances. . . .         520          607
Income taxes payable. . . . . . . .       2,079          478
Special tax refund dividend payable       1,540        ----
Other . . . . . . . . . . . . . . .       3,717        1,601
                                       --------     --------
                                       $  8,765     $  3,595
                                       ========     ========


NOTE 9  LONG-TERM DEBT

                                     September 30, December 31,
                                          1996         1995
                                     ------------- ------------

U.S. revolving credit agreement . .    $  ----      $ 21,228
U.K.-based credit facility. . . . .       2,314          517
Subordinated loan from Kamyr, Inc.        4,500        4,500
Obligations under capital leases
 and other. . . . . . . . . . . . .       1,194        1,117
                                       --------     --------
                                          8,008       27,362
Less current maturities . . . . . .       3,413          616
                                       --------     --------
                                       $  4,595     $ 26,746
                                       ========     ========

NOTE 10  SHAREHOLDERS' EQUITY

On August 26, 1996, the Company completed an offering of 4.6 million shares of its common stock for a price of $23.75 per share. Proceeds from the offering, net of underwriting fees and expenses, amounted to $103,276. The Company has used $18,037 of the proceeds to pay down its U.S. revolving credit agreement. The balance of the proceeds will be used to construct a new electron beam furnace, expand the Company's distribution business, and for working capital and other general corporate purposes.

NOTE 11  SPECIAL TAX REFUND DIVIDEND

The Company's Board of Directors has declared a special tax refund dividend to be paid on December 20, 1996, to shareholders of record as of November 27, 1987. The special tax refund relates to a long-standing tax refund claim which was recently settled with the Internal Revenue Service. The federal refund in the amount of $8,097, including interest and net of expenses, was received by the Company on July 30, 1996. The dividend related to the net federal refund will be $0.5227 per share. The dividend, if any, related to the State of Oregon refund will be determined at such time as the refund is received by the Company. Payment of the dividend to the Company's minority shareholders is scheduled for December 20, 1996, to allow time to update mailing and tax reporting information. The Company has prepaid $6,557 of the refunded amount to the Company's majority shareholder as of the dividend date of record.

As it relates to this matter, the Company is obligated by past agreement to act in the capacity of a conduit between the shareholders of record as of November 17, 1987, and the Federal and State of Oregon taxing authorities. As such, the Company has not recorded the proceeds from the Federal refund in income or shareholders' equity, nor will the Company reflect the payment of the dividend in the Consolidated Statements of Shareholders' Equity.

PART 1:    FINANCIAL INFORMATION
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto of the Company. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on aerospace industry, uncertainty of emerging golf market, highly competitive industry, substantial excess production capacity, planned significant investment in electron beam furnace, dependence on essential machinery and equipment and dependence on raw materials and services.

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

     The USGS reported that in 1995, U.S. industry shipments of titanium mill products increased by 26% over 1994 levels to 44 million pounds, and mill product shipments in the second quarter and first half of 1996 totaled approximately 15 million pounds and 29 million pounds, respectively. The improvement in industry shipments was the result of an increase in demand in the commercial aerospace market and the emergence of new uses of titanium metal, primarily in golf clubheads. Reported orders for new commercial aircraft have increased significantly, particularly for wide body planes such as the Boeing 777, which use a greater percentage of titanium per plane than narrow body aircraft. The Company believes that industry mill product shipments to the commercial aerospace market increased by more than three million pounds to 20 million pounds in 1995. While shipments to the military industry have fallen below delivery levels in the 1980's as a result of reduced defense budgets, this decline has been offset by demand from new markets. The Company believes that in 1996, shipments to the golf market, which were 1.5 million pounds in 1994, will be approximately 9 million pounds and be greater than shipments to the entire military sector.

     The Company's twelve-month order backlog has increased from $65 million as of September 30, 1995 to $160 million as of September 30, 1996. OREMET's backlog is based on firm purchase orders scheduled for delivery during the subsequent twelve-month period. Beginning in the second half of 1995 and continuing to the present, the Company has experienced a significant increase in requests for quotations as well as increased orders and prices on accepted orders. The increase in demand is primarily a result of the recovery in the commercial aerospace market and the growth of the golf clubhead market. Because of the strong demand, the Company has been increasingly selective in the new orders that it accepts.

     In 1995, the increase in demand for titanium products resulted in higher prices for certain raw materials used by the Company, including titanium scrap, titanium sponge and alloying materials. During 1995, the Company's profitability was negatively impacted by higher raw material costs and fixed price long-term sales agreements with certain customers, primarily in the commercial aerospace industry. The Company recorded a $4.4 million provision in the fourth quarter of 1995 to recognize anticipated losses on existing long-term agreements ("LTAs") as a result of higher raw material costs. During the first nine months of 1996, the Company incurred losses of $0.9 million on certain of its LTA's, reducing its accrual for future losses to $3.6 million at September 30, 1996. Starting with the first quarter of 1996, the Company added raw material surcharges in order to more directly link changes in raw material costs to its contracts. The Company has also instituted price increases for certain of its long-term sales agreements which were entered into prior to 1996. However, there can be no assurance as to the Company's continuing ability to recover raw material cost increases. The future profitability of the Company's fixed price LTAs is subject to change based upon the Company's costs of production.

     On August 26, 1996, the Company completed an Offering of 4.6 million shares of its common stock for a price of $23.75 per share. Proceeds from the Offering, net of underwriting fees and expenses, totaled $103 million. The Company has used approximately $18 million of the proceeds to pay down its U.S. revolving credit agreement. The balance of the proceeds will be used to construct a new electron beam furnace ("EB furnace"), expand the Company's distribution business, and for working capital and other general corporate purposes.

RESULTS OF OPERATIONS

     The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1995, and for the nine months ended September 30, 1995 and 1996.

                                      Year Ended                Nine Months Ended
                                      December 31,                September 30,
                         -------------------------------------    -------------
                          1991    1992    1993    1994   1995      1995   1996
                          ----    ----    ----    ----   ----      ----   ----
                                                                   (unaudited)

Net sales . . . . . . .  100.0%  100.0%  100.0%  100.0% 100.0%    100.0% 100.0%

Gross profit (loss)(1).   (5.9)   (1.0)    4.9     9.3   10.8      13.7   23.4

Income (loss) from
   operations(1). . . .  (15.7)  (10.4)  (11.2)   (3.5)  (0.2)      2.9   13.9

Net income. . . . . . .   (8.6)%  (7.4)%  (7.4)%  (2.8)% (1.6)%     0.5%   8.6%

----------------

<F1> A provision for a loss on LTAs of $1.3 million and $4.4 million was recorded in the second and fourth quarters of 1995, respectively. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively, and 14.9% and 4.1% for the nine months ended September 30, 1995, respectively.


Quarterly Results of Operations
-------------------------------

     The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1994 and 1995, and the first, second, and third quarters of 1996. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the purchase of TI in September 1994, the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                            1994 Quarters                  1995 Quarters              1996 Quarters
                    --------------------------- --------------------------------- ---------------------
                    First  Second Third  Fourth First  Second(1) Third  Fourth(1) First  Second   Third
                    -----  ------ -----  ------ -----  --------- -----  --------- -----  ------   -----
                                                           (in millions)

Net sales           $13.3  $14.5  $17.0  $26.4  $30.8  $35.2     $41.2  $39.7     $51.3  $58.8    $64.7
Gross profit          0.1    0.6    1.7    4.2    5.3    5.3       4.1    1.2      10.4   14.2     16.2
Income (loss)
  from operations    (1.7)  (0.9)  (0.6)   0.7    1.6    1.4       0.1   (3.4)      5.5    9.0      9.8
Net income (loss)   $(1.1) $(0.6) $(0.4)  $0.1   $0.5   $0.5     $(0.4) $(3.0)     $3.3   $5.2      6.4
------------

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


COMPARISON OF THIRD QUARTER OF 1996 TO THIRD QUARTER OF 1995
------------------------------------------------------------

     NET SALES. Net sales increased $23.5 million or 57% to $64.7 million for the third quarter of 1996, compared to $41.2 million in the third quarter of 1995. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $23.5 million net sales increase, $10.6 million was the result of volume increases and $12.9 million from higher average selling prices.

     TITANIUM SPONGE. During the third quarter of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 81% to $4.0 million from $2.2 million for the third quarter of 1996 compared to the third quarter of 1995.

     INGOT. Sales of ingot increased 85% to $11.5 million for the third quarter of 1996 compared to $6.3 million for the third quarter of 1995. Ingot shipments increased 47% and the average ingot price per pound increased 26%.

     MILL PRODUCTS. Mill product sales increased 86% to $27.2 million for the third quarter of 1996 compared to $14.6 million for the third quarter of 1995. Shipments of mill products increased 35% and the average price per pound increased 38%. Sales to producers of aerospace components and golf clubheads are responsible for a substantial portion of the growth in mill product sales.

     CASTINGS. Sales of castings increased 11% to $2.6 million for the third quarter of 1996 compared to $2.4 million for the third quarter of 1995.

     DISTRIBUTION. During the third quarter of 1996, sales of service center products increased 32% to $18.0 million compared to $13.7 million for the third quarter of 1995. The increase in sales was due to increased shipments and favorable pricing and product mix.

     COST OF SALES AND GROSS PROFIT. Cost of sales for the third quarter of 1996 increased 31% to $48.5 million, compared to $37.1 million in the third quarter of 1995. The primary reason for the increase in cost of sales were increased shipments. However, the Company's gross profit margin increased to 25.1% for the third quarter of 1996 from 9.9% for the third quarter of 1995, as a result of higher prices and improved production efficiencies.

     RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. Research, technical and product development expenses ("RT&D") increased 15% to $0.5 million for the third quarter of 1996 compared to $0.4 million for the comparable quarter of 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $2.4 million, or 67%, for the third quarter of 1996 to $5.9 million from $3.5 million in the comparable quarter of 1995. As a percentage of sales, SG&A increased to 9.1% in the third quarter of 1996 from 8.6% in the third quarter of 1995.

     INTEREST INCOME. Net proceeds from the Offering have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in interest income. (See Notes 4 and 5 to the Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense decreased $0.1 million to $0.5 million in the third quarter of 1996 compared to the third quarter of 1995. In August 1996, the Company paid down its U.S. revolving credit agreement with funds received from the Offering (Note 10 to the Consolidated Financial Statements). Additionally, proceeds from the Special Tax Refund (Note 11 to the Consolidated Financial Statements) reduced the level of the Company's borrowings for the quarter. As a result of the Offering, management anticipates interest expense will be significantly reduced.

     PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $2.8 million, or an effective tax rate of 29.6% (on income before income taxes and minority interests) for the third quarter of 1996 compared to a tax benefit of $0.2 million, or an effective tax benefit rate of 35% for the comparable period in 1995. The difference between the federal and state combined statutory tax rate of 39.5% and the effective tax rate of 29.6% for the third quarter of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

     NET INCOME. The Company reported net income of $6.4 million, $0.48 per share, for the third quarter of 1996 compared to a net loss of $0.4 million, $0.04 per share, for the comparable period in 1995.


COMPARISON OF FIRST NINE MONTHS OF 1996 TO FIRST NINE MONTHS OF 1995
--------------------------------------------------------------------

     NET SALES. Net sales increased $67.6 million, or 63% to $174.8 million in the first nine months of 1996, compared to $107.2 million in 1995. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $67.6 million sales increase, $34.6 million was the result of volume increases and $33.0 million from higher average selling prices.

     TITANIUM SPONGE. During the first nine months of 1996, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 69% to $11.8 million from $7.0 million for the first nine months of 1996 compared to the first nine months of 1995. Sponge shipments increased 66% and the average sponge price per pound was substantially unchanged. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI (approximately 39% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from other producers.

     INGOT. Sales of ingot increased 109% to $33.2 million for the first nine months of 1996 compared to $15.9 million for the first nine months of 1995. Ingot shipments increased 67% and the average ingot price per pound increased 25%. The Company operated its melt facilities at near capacity during the first nine months of 1996 and expects to continue to do so for the remainder of 1996. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

     MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales increased 90% to $65.5 million for the first nine months of 1996 compared to $34.4 million for the first nine months of 1995. Shipments of mill products increased 40% and the average price per pound increased 37%. Sales to producers of aerospace components and golf clubheads are responsible for a substantial portion of the growth in mill product sales.

     CASTINGS. Sales of castings increased 36% to $7.3 million for the first nine months of 1996 compared to $5.4 million for the first nine months of 1995. The Company is operating at a higher production rate in 1996 and is expanding its casting facilities.

     DISTRIBUTION. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first nine months of 1996, sales of service center products increased 31% to $52.7 million compared to $40.4 million for the first nine months of 1995. The increase in sales was due to increased shipments and favorable pricing and product mix.

     COST OF SALES AND GROSS PROFIT. Cost of sales for the first nine months of 1996 increased 45% to $133.9 million, compared to $92.5 million in the first nine months of 1995. The primary reason for the increase in cost of sales was increased shipments. The Company's gross profit margin increased to 23.4% for the first nine months of 1996 from 13.7% for the first nine months of 1995, as a result of higher prices and improved production efficiencies.

     RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. RT&D increased by $0.3 million for the first nine months of 1996 to $1.5 million from the comparable nine-month period of 1995. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $4.6 million, or 44%, for the first nine months of 1996 to $15.1 million from $10.5 million in the comparable nine-month period of 1995. The increase is primarily a result of additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A decreased to 8.6% in the first nine months of 1996 from 9.8% in the first nine months of 1995.

     INTEREST INCOME. Net proceeds from the Offering have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in interest income. (See Notes 4 and 5 to the Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense increased $0.2 million to $1.8 million in the first nine months of 1996 compared to the first nine months of 1995, resulting from an increase in borrowing needed to fund expanded operating levels. Proceeds from the Offering (Note 10 to the Consolidated Financial Statements) and Special Tax Refund (Note 11 to the Consolidated Financial Statements) reduced the level of the Company's borrowings in August and September 1996.

     PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $7.0 million, or an effective tax rate of 31% (on income before income taxes and minority interests) for the first nine months of 1996 compared to $0.5 million, or an effective tax rate of 38% for the comparable period in 1995. The difference between the federal and state combined statutory tax rate of 39.5% and the effective tax rate of 31% for the first nine months of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

     NET INCOME. The Company reported net income of $15.0 million, $1.24 per share, for the first nine months of 1996 compared to net income of $0.5 million, $0.05 per share, for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW.
   ---------

     Net cash used in operating activities totaled $6.8 million for the first nine months of 1996 and 1995. For the first nine months of 1996, the Company reported net income of $15.0 million, compared to $0.5 million for the comparable period of 1995. Increases in sales and the sales backlog accounted for the increased levels of accounts receivable and inventory, which represented the primary uses of cash for the nine-month period. Working capital increases required to support the sharp increase in operating levels were responsible for the most significant portion of the cash used by the Company's operating activities. The increase in the amount of working capital used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

     During the first nine months of 1996 and 1995, the Company incurred $5.5 million and $1.8 million in expenses relating to its Stock Compensation Plans and Savings Plan. Liabilities arising under these plans are satisfied by issuing shares of the Company's common stock. Increases in the average market value of the Company's common stock and in the number of eligible employees are the primary factors for the 1996 increase.

     Net cash used in investing activities totaled $12.0 million for the first nine months of 1996 compared to $1.6 million for the first nine months of 1995. Proceeds from the Offering were utilized to purchase $9.8 million in short-term investments. The Company's additions to property, plant and equipment totaled $2.4 million and $1.1 million in the first nine months of 1996 and 1995, respectively.

     Net cash provided by financing activities totaled $88.9 million for the first nine months of 1996, compared to $7.6 million for the comparable period of 1995. Net proceeds received from an offering of the Company's common stock totaled $103 million (Note 10 to the Consolidated Financial Statements). The Company used $18 million of the proceeds from the Offering to pay down its U.S. revolving credit agreements.

  REVIEW OF SIGNIFICANT WORKING CAPITAL ACCOUNTS.
  -----------------------------------------------

     MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS. Proceeds from the Offering (Notes 4, 5, and 10 to Consolidated Financial Statements) have been invested in a portfolio of highly-liquid debt securities. The Company reported $79.3 million in marketable debt securities and short-term investments as of September 30, 1996.

     INVENTORIES. Inventories increased by $27.8 million, or 42% during the first nine months of 1996, to $93.9 million, while they increased $6.7 million, or 13.7%, to $55.7 million during the comparable period of 1995. In addition to an increase in finished goods inventory, increases in raw materials and work-in-process have been made in support of higher production levels. In response to a growing sales backlog, the Company is continuing to raise its production levels. The Company is also experiencing higher raw material and conversion costs, which have increased the cost of the Company's inventory.

     ACCOUNTS RECEIVABLE. Accounts receivable increased by $11.2 million, or 43%, during the first nine months of 1996 to $37.1 million, while they increased by $8.9 million, or 44% to $29.4 million during the comparable period of 1995. The increase in accounts receivable is consistent with the Company's increase in sales volume.

     BOOK OVERDRAFT. The Company had a book overdraft at September 30, 1996, December 31, 1995 and September 30, 1995 of $4.9 million, $2.0 million, and $0.0 million, respectively. The book overdraft represents Company checks which have been disbursed and are in transit as of the end of the reporting period.

     ACCOUNTS PAYABLE. Accounts payable at September 30, 1996 and 1995 were $15.9 million compared to $17.0 million at December 31, 1995.

     ACCRUED PAYROLL AND RELATED LIABILITIES. Accrued payroll and employee benefits increased by $3.9 million, or 58% during the first nine months of 1996 to $10.5 million, while they increased by $2.7 million, or 40% to $5.6 million during the comparable period of 1995. For the first nine months of 1996, accruals related to the Company's Cash Bonus Program and Stock Appreciation Rights Plan accounted for a substantial portion of the increase. For the first nine months of 1995, accruals related to the Company's Stock Compensation Plan and Savings Plans accounted for a substantial portion of the increase.

   CREDIT AGREEMENTS.
   ------------------

     The Company may borrow up to $35 million under the terms of a U.S. revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The U.S. credit agreement expires in September 1997. There was no balance outstanding under the credit agreement as of September 30, 1996. As of September 30, 1996, interest charged under the credit agreement was calculated based on BABC's reference rate plus 1.5% or a borrowing option based on LIBOR plus 2.5%. The Company intends to seek a new $50 million U.S. credit facility.

     Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately L2.3 million (approximately $3.6 million at current exchange rates). The U.K. credit agreement is subject to renewal on December 31, 1996. The balance outstanding under the U.K. credit agreement as of September 30, 1996 was $2.3 million.

   CAPITAL EXPENDITURES.
   ---------------------

     The Company intends to use approximately $32 million of the net proceeds from the Offering for the construction, equipment and facility costs for a new EB furnace and related upgrade of scrap reprocessing facilities. The construction and production ramp-up periods are expected to take approximately 18 months with approximately $4 million expended in 1996 (design and procurement phases), $20 million in 1997 (construction phase) and approximately $8 million 1998 (testing phase).

     The Company also intends to use approximately $15 million of the net proceeds from the Offering to establish or purchase additional service centers in the Pacific Rim, Northeastern United States and Southern Europe by the end of 1997. Currently, no potential acquisitions have been identified.

     The Company anticipates that capital expenditures during 1996, including the EB furnace (see the Offering, above), will approximate $9 million which will be provided by both presently-available and internally-generated funds. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. The Company has no material open commitments which obligate it to make future capital expenditures.

   INCOME TAXES.
   -------------

     The Company anticipates that in 1996 it will fully utilize its federal net operating loss carryforwards of $3.5 million and will pay federal taxes on any remaining balance of its federal taxable income. The Company has a State of Oregon net operating loss carryforward of $30.0 million which will limit the amount of state taxes paid in 1996. In addition, the Company pays normal franchise and income taxes in various other states and foreign jurisdictions.

   ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES.
   --------------------------------------------

     The Company's access to internally-generated cash, borrowing facilities and the net proceeds from the Offering are expected to be sufficient to support the Company's operating needs and to finance its continued growth, capital expenditures and repayment of long-term debt obligations.

   NON-U.S. OPERATIONS AND MONETARY ASSETS.
   ----------------------------------------

     Approximately 8% of the Company's net sales for the first nine months of 1996 were derived from its service centers in the U.K., Germany, and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in the first nine months of 1996.

PART 2:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  A.      Exhibits

          10.1   Amendment No. 1, Oregon Metallurgical Corporation Savings Plan

          11.1   Statement re:  computation of per share earnings.

          27.1   Financial Data Schedule.



  B.      Forms 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OREGON METALLURGICAL CORPORATION
                              Registrant



Date:   November 5, 1996      /s/ Dennis P. Kelly
        ----------------      ------------------------------------
                              Dennis P. Kelly
                              Vice President, Finance and
                              Chief Financial Officer

                              Signing on behalf of the Registrant and as Chief Accounting Officer