Form 10-K
period 1996-12-31
OREGON METALLURGICAL CORP
filed 1997-03-24
CIK 74856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to ________

                          COMMISSION FILE NUMBER 0-1339

                        OREGON METALLURGICAL CORPORATION
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Oregon                        93-0448167
          ------------------------------         -------------------------
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

         530 34th Ave. S.W., Albany, OR                     97321
         -------------------------------         -------------------------
         (Address of principal executive                  (Zip Code)
          offices)

Registrant's Telephone number, including area code:  (541) 967-9000
                                                     --------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                        Name of each exchange
                  Title of each class                    which is registered
                  -------------------                   ---------------------
                          None                                   None
               --------------------------             -------------------------

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of the Common Stock on March 17, 1997 as reported on the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $327,977,161.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 16,196,403 at March 17, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Selected sections of the Oregon Metallurgical Corporation Annual Report to Shareholders for 1996 are incorporated by reference in Parts II and IV of Form 10-K as stated herein.

Selected sections of the Oregon Metallurgical Corporation Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, are incorporated by reference in Part III of Form 10-K as stated herein.

                                                 TABLE OF CONTENTS


                                                                                   Page
                                                              -------------------------------------------------
                                                              Year 1996         Year 1996        March 14, 1997
Item                                                          Form 10-K       Annual Report        Proxy Stmt.
----                                                          ---------       -------------      --------------
                                                      PART I

  1.    Business..............................................       2                ---               ---
               The Company....................................       2                ---               ---
               Strategy and Outlook ..........................       2                ---               ---
               Industry Overview..............................       3                ---               ---
               Production Process.............................       4                ---               ---
               Products.......................................       5                ---               ---
               Electron Beam Furnace..........................       7                ---               ---
               Raw Materials..................................       8                ---               ---
               Markets........................................       9                ---               ---
               Marketing, Distribution and Service Centers....      10                ---               ---
               International and Export Sales.................      11                ---               ---
               Backlog........................................      11                ---               ---
               Competition....................................      12                ---               ---
               Employee Relations.............................      14                ---               ---
               Research, Technical and  Product Development...      14                ---               ---
               Joint Ventures.................................      14                ---               ---
               Regulatory and Environmental Matters...........      14                ---               ---
2.      Properties............................................      16                ---               ---
3.      Legal Proceedings.....................................      16                ---               ---
4.      Submission of Matters to a Vote of Security Holders...      16                ---               ---


                                                      PART II

5.      Market for the Registrant's Common Stock
             and Related Stockholder Matters..................      17                41                ---
6.      Selected Financial Data...............................      17                53                ---
7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............      17               34-40              ---
8.      Financial Statements and Supplementary Data...........      17               17-32              ---
9.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure..............      17                ---               ---


                                                     PART III

10.     Directors and Executive Officers of the Registrant....      18                ---               4-5
11.     Executive Compensation................................      18                ---              6-15
12.     Security Ownership of Certain Beneficial Owners
             and Management...................................      18                ---               2-3
13.     Certain Relationships and Related Transactions........      18                ---               14


                                                      PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K......................................      19                ---               ---


ITEM 1.   BUSINESS

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, DEPENDENCE ON AEROSPACE, UNCERTAINTY OF EMERGING GOLF MARKET, HIGHLY COMPETITIVE MARKET, SUBSTANTIAL EXCESS PRODUCTION CAPACITY, PLANNED SIGNIFICANT INVESTMENT IN ELECTRON BEAM FURNACE, DEPENDENCE ON ESSENTIAL MACHINERY AND EQUIPMENT, DEPENDENCE ON RAW MATERIALS AND SERVICES, ENVIRONMENTAL REGULATION, AND LABOR AGREEMENTS.

THE COMPANY

       The Company is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets. Since 1993, the Company has developed new market opportunities for titanium, expanded its distribution network, increased its production capacity, and improved its manufacturing efficiency. As a result, management believes that it is well-positioned to capitalize on improving and emerging markets in the titanium industry. In 1996, the Company reported net sales of $236.9 million, operating income of $35.1 million and net income of $22.3 million.

       On August 26, 1996, the Company completed an Offering (the Offering) of
4.6 million shares of its Common Stock for a price of $23.75 per share. Proceeds from the Offering, net of underwriting fees and expenses, amounted to $103 million. The proceeds will be used to construct a new EB furnace and raw material processing facility, expand the Company's distribution business, and for working capital and other general corporate purposes.

       On September 20, 1994, the Company completed the acquisition of the net assets and subsidiaries of the Titanium Industries Distribution Group from Kamyr, Inc. The acquired business is being operated under the name of Titanium Industries, Inc., an 80% owned subsidiary of OREMET. TI operates full-line titanium metal service centers in the U.S., U.K., Germany and Canada, and it produces small diameter titanium bar, weld wire and fine wire. The acquisition was accounted for as a purchase, with the results of TI included in the Company's financial statements from the acquisition date.

       The Company was incorporated in Oregon in 1955 and began operations in 1956. The Company funded its growth internally and through investments by corporate partners. In December 1987, the Company repurchased its Common Stock from its major corporate partner and immediately sold shares of its Common Stock to the ESOP. Initially, the ESOP owned approximately 67% of the Common Stock and at December 31, 1996, the ESOP's ownership interest was approximately 5%.

STRATEGY AND OUTLOOK

       Beginning in 1993, several members of the Company's current executive management team, including Carlos E. Aguirre, the President and Chief Executive Officer, joined the Company from other companies within the titanium industry. The Company's management team intends to continue to focus on the following strategic objectives to further improve its competitive position:

       o   MAINTAIN LEADERSHIP IN NEW MARKET APPLICATIONS AND PRODUCTS

           OREMET has developed many new and improved applications for titanium with or for its customers. Sales for non-aerospace applications have increased from $12.7 million in 1993 to $135.1 million in 1996. In addition to the golf market, OREMET has established a major presence in new markets such as armor for sale to the military and high purity sponge for the electronics industry. For the aerospace industry, OREMET has developed a unique production process for titanium aluminides. As a result of these efforts, the Company has diversified its revenue base while maintaining the flexibility to respond to changing market conditions.

       o   BENEFIT FROM VERTICAL INTEGRATION AND SCRAP HANDLING CAPABILITIES

           OREMET is one of only two companies in North America which are vertically integrated in the production of sponge and mill products. The Company is a large producer of titanium sponge and a large purchaser and processor of titanium scrap, two key materials used in the manufacture of mill products. The ability to both produce and purchase sponge or scrap allows the Company considerable flexibility in optimizing its mix of raw material purchases and reduces the Company's exposure to raw material price fluctuations. As a result of this flexibility, the Company is well positioned to control the costs of producing titanium ingot and mill products.

       o   EXPAND SERVICE CENTER BUSINESS

           The Company's distribution strategy is to establish new titanium metal service centers in growth markets throughout the world. The Company's and TI's nine full-line titanium metal service centers located in the U.S., U.K., France, Germany and Canada significantly enhance OREMET's distribution capabilities. Historically, TI's service centers have reported results that are more stable and less cyclical than the Company's core manufacturing business. These service centers also provide OREMET with timely feedback from a wide range of customers which is useful in determining new market applications and product development.

       o   INVEST IN A NEW ELECTRON BEAM FURNACE

           The Company intends to use a portion of the net proceeds from the Offering to build a 20 million pound capacity EB furnace. In addition to the increased melt capacity, the Company believes that the EB furnace will replace some of its less efficient melting capacity, lower production costs, improve flexibility in using various raw materials and provide a broader range of products. The Company estimates that the EB furnace will be partially operational during the first half of 1998 and fully operational in 2000.

INDUSTRY OVERVIEW

       Titanium was first commercially produced in the 1950s. Titanium's superior strength-to-weight ratio, stability at high temperatures and corrosion resistance make it well suited for the aerospace and jet engine market. Historically, approximately 70% to 80% of U.S. titanium consumption has been for aerospace applications both in the commercial and military sectors.

       The aerospace industry has historically been characterized by severe cyclicality, which has had a significant impact on the sales and profitability of titanium producers, including OREMET. The last peak in the titanium industry cycle occurred in the 1988-1990 period when domestic industry mill product shipments averaged over 50 million pounds per year. In 1991, U.S. titanium industry shipments declined by approximately 35% to 34 million pounds. This decline was primarily due to lower demand resulting from a slump in the commercial aerospace industry and the curtailment or cancellation of military programs resulting from the end of the Cold War. Data reported by the U.S. Geological Survey ("USGS") indicate that domestic industry mill product shipments increased by approximately one million pounds per year in 1992 and 1993, while they dropped to approximately 35 million pounds in 1994. The USGS reported that U.S. industry shipments of titanium mill products increased 30% to 57 million pounds in 1996, compared to 44 million pounds in 1995. The improvement in industry shipments is the result of increased demand from the commercial aerospace industry and from the producers of golf clubheads.

       Beginning in 1995, demand for titanium significantly strengthened due primarily to increased demand from the aerospace market. Historically, commercial airlines have tended to place new aircraft orders when their operating profits were improving. In 1995, the domestic commercial airline industry reported significantly higher operating profits than the prior year, and in the second half of 1995 aircraft manufacturers began to increase aircraft build rates. Newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, use a higher percentage of titanium in their airframes, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% and 3% on the older 737, 747 and 767 models.

       The following table reflects aircraft orders (number of planes) for the three major aircraft producers (based on company reports):

                       MAJOR COMMERCIAL AIRCRAFT PRODUCERS
                     ---------------------------------------

                       Aircraft Orders (Number of Planes)
                       ----------------------------------
                                          1996    1995    1994    1993    1992
                                          ----    ----    ----    ----    ----

Boeing ...............................     717     346     119     247     243
McDonnell Douglas ....................      47     110       9      10      36
Airbus ...............................     484     106     136      38     118
                                         -----   -----   -----   -----   -----
     Total ...........................   1,248     562     264     295     397
                                         =====   =====   =====   =====   =====

       Aerospace industry-related sales represented approximately 43% of the Company's net sales for 1996. The aerospace industry is expected to remain the largest source of demand for titanium products. However, many opportunities exist in the non-aerospace markets where the characteristics of titanium metal provide advantages over competing materials, such as aluminum, nickel and stainless steel. Golf clubhead manufacturers are using titanium because of its strength and low weight which enables production of clubs with larger heads. Titanium's resistance to the effects of atmospheric conditions and a variety of chemicals and acids make it an attractive metal for marine and other industrial applications where corrosion is of critical concern. As a result, titanium is used increasingly in pollution control equipment, offshore oil installations, mining operations and waste storage facilities. Its favorable strength-to-weight ratio and biocompatibility also make it an increasingly popular metal for biomedical products such as medical implants, and consumer products such as eyeglass frames and bicycles.

PRODUCTION PROCESS

       Since it began operations in 1956, OREMET has been innovative in developing process technologies for the production of titanium. The production of titanium requires several raw materials, including titanium tetrachloride (a liquid derivative of rutile ore, coke and chlorine gas), magnesium, titanium scrap and master alloys, such as vanadium-aluminum. See "Business - Raw Materials."

The flow of the Company's titanium production process is illustrated below:


                       OREMET TITANIUM PRODUCTION PROCESS


[Description of Graphic:

     The remainder of this page contains a flow chart, with directional arrows, demonstrating the Company's titanium production process, beginning with the input of titanium tetrachloride and magnesium to produce titanium sponge. The flow chart shows that the titanium sponge is then either sold to non-integrated producers or used internally, along with master alloys and titanium scrap, to produce ingot. In addition, the flow chart shows that ingot is then either used to produce mill products, which are sold to aerospace, golf product and industrial parts manufacturers, used to produce castings, which are sold to industrial and marine product manufacturers, or used by forgers and mill product manufacturers.]

       The Company's manufacturing processes are dependent on the reliable operation of its machinery and equipment. The Company has certain critical pieces of machinery and equipment which may require significant lead times to complete necessary repairs or replacements and the functions of which may not be easily replaced by an outside converter. Additionally, given the Company's belief that all other titanium manufacturers are currently operating at or near production capacity, there can be no assurance that the Company could locate an outside converter that has sufficient available capacity to enable the Company to meet its production demands in a timely manner, or that an agreement could be reached with any such outside converter on commercially acceptable terms. Any such event could result in a disruption in the Company's production or distribution which could have a material adverse effect on the Company, its financial condition or its prospects. Additionally, although the Company maintains business interruption insurance to reduce the potential effect of any such loss, a natural disaster or other catastrophic event occurring at its Albany manufacturing facilities could have a material adverse effect on the Company, its financial condition or its prospects.

PRODUCTS

       Titanium products is the Company's single business segment. A full range of titanium products is produced for applications in both the aerospace and non-aerospace markets. The principal product forms are titanium sponge, titanium ingots, titanium mill products and castings.

       The amount of the Company's consolidated sales and the percentage of consolidated sales represented by each class of product during the three years ended December 31, 1996, were as follows:

                                                                                        Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                          1996                   1995                   1994
                                                                        --------               --------               --------
                                                                                                  (in thousands)

Net Sales:
Sponge .......................................................   $ 16,866          7%   $ 10,558          7%   $ 12,360         18%
Ingot ........................................................     45,087         19      22,315         15      14,992         21
Mill Products ................................................     88,552         37      46,839         32      22,752         32
Castings .....................................................      9,995          4       7,225          5       6,442          9
Distribution .................................................     70,898         30      54,455         37      11,517         16
Other ........................................................      5,519          3       5,461          4       3,103          4
                                                                 --------   --------    --------   --------    --------   --------
     Total Net Sales .........................................   $236,917        100%   $146,853        100%   $ 71,166        100%
                                                                 ========   ========    ========   ========    ========   ========

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

       OREMET began producing titanium sponge for internal use in 1970 and began selling it in 1987. The Company sells sponge principally to domestic non-integrated titanium producers who use the sponge to produce ingot and mill products. During 1996, the sponge plant operated at near its practical annual capacity of 13.5 million pounds. The Company supplements its sponge needs by purchasing from third parties. See "Business - Raw Materials" and "Business Competition."

       The Company has a contract to supply titanium sponge and certain other titanium products to RMI Titanium Company ("RMI") through 2003. Under this contract, RMI may require that the Company supply it with up to seven million pounds of titanium sponge per year (approximately 52% of the sponge plant's capacity). RMI has notified the Company that it will take approximately 80% of the maximum amount of sponge at specified prices per pound during 1997. Thereafter, through 2003, the price of the sponge supplied will at RMI's option be at either U.S. market prices or the prices in effect under the contract for

1996 plus adjustments for changes in certain of the Company's costs, such as labor, electricity and materials, but in any event, the price charged will not be below the Company's cost. The Company's agreement to supply titanium sponge has not had and is not likely to have a material adverse effect on the Company, its financial condition or its prospects. Sales to RMI accounted for approximately 5% of OREMET's net sales in 1996 and 1995, and 13% in 1994. No other customer accounted for more than 10% of OREMET's net sales in any of these periods.

       INGOT. Titanium ingots are cylinders with a weight of up to 20,000 pounds and a diameter of up to 36 inches. Titanium ingots are made by OREMET at its facility in Albany, Oregon by melting sponge or titanium scrap, or a combination of the two, with certain other elements to form titanium alloys. Prior to melting, the materials are measured by a computerized weighing system to meet customer specifications and compacted into briquettes that are welded together to form an electrode. An electrode can also be formed by melting the materials in the Company's plasma furnace, which allows the Company to combine a larger percentage and more varied types of titanium scrap. An electrode is then melted in one of the Company's vertical, water-cooled vacuum arc furnaces. Melting may be repeated once or twice to produce standard and premium grades of titanium ingot. The melting process is monitored through computer-operated sensors, controls and video displays to maintain high levels of quality and consistency. After melting, samples from finished ingots are analyzed in the Company's laboratory to ensure proper chemical content and quality. Ingots are converted in a forge, either by OREMET or by its customers, into semi-finished shapes and then into finished mill products. The Company produces ingots in a variety of sizes and grades to meet the customer's specifications. During 1996, the ingot plant operated at near its estimated annual capacity of 22 million pounds. In addition to its own ingot production, the Company contracts to have melting done by other domestic and international suppliers. In order to meet long-term needs, the Company plans to expand its capacity to produce ingot and mill products by increasing its melt capacity with an investment in EB technology. The Company expects to continue to utilize such suppliers until the EB furnace is operational. See "Business - Electron Beam Furnace."

       MILL PRODUCTS. Titanium mill products result from the forging, rolling, drawing and/or extruding of titanium ingots or slabs. OREMET produces titanium billet, bar, rod, wire, plate and sheet. OREMET sells its mill products to manufacturers of products for: aircraft and jet engines; and vessels and piping for chemical plants, prosthetic and orthopedic implants, armor, golf clubheads and other consumer goods. OREMET produces mill products at its plants in Albany, Oregon and Frackville, Pennsylvania. During 1996, the mill products facility in Albany, Oregon operated at approximately 65% of its estimated annual capacity of 15 million pounds and is currently operating at approximately 70% of its capacity.

       The Company is dependent on the services of outside processors to perform certain important processing functions. For some of its products, OREMET is dependent on the services provided by THT, an outside processor which is wholly-owned by one of the Company's principal competitors. THT owns and operates an EB furnace which the Company utilizes for melting titanium slab, that is further processed into titanium plate and sheet for non-aerospace applications, and titanium electrodes for aerospace applications. OREMET has not experienced any delays or problems associated with the competitor's ownership of THT. Other than for those provided by THT, the services performed by the outside processors are typically available from multiple sources. Services are provided by THT in accordance with a one-year agreement ending December 31, 1997, and various specific project agreements which have been negotiated on an as-needed basis. Should the THT services agreements not be renewed, OREMET would attempt to obtain these services from another competitor which has a cold hearth melting furnace. OREMET believes that the loss of the services provided by THT would result in production delays and have an adverse effect on the Company, its financial condition or its prospects. In order to address its long-term melting requirements, the Company intends to construct a new EB furnace. See "Business Electron Beam Furnace."

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

       CASTINGS. In 1957, OREMET completed construction of a titanium and zirconium casting foundry and began producing components in commercial quantities. Since then, the foundry has continued to develop new technology and make process improvements. OREMET produces titanium and zirconium castings for customers primarily for the non-aerospace industry. Castings are made by melting metal which is then poured under vacuum into graphite molds. Castings generally weigh from one pound to 2,000 pounds. OREMET's castings are made at its Albany, Oregon plant to customer specifications and are used in marine and other industrial applications where corrosion is of critical concern. Titanium and zirconium castings are used in a diversity of applications including offshore oil production, chemical processing, mining, armor, aerospace, power generation, pulp and paper manufacturing and marine products. Both titanium and zirconium are recognized as cost-effective materials for construction because of their light weight, excellent corrosion resistance, low maintenance, high quality and long life cycle. As new applications for titanium continue to grow, the Company expects the demand for castings to follow. To address this increasing demand, the OREMET foundry is in the process of increasing its production capacity by approximately 30%.

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

ELECTRON BEAM FURNACE

       The Company intends to expand its melting capabilities by constructing a new EB furnace. This technology offers cost advantages over the existing production practices and is required to meet the requirements of certain critical aerospace applications. EB technology offers the advantage of directly casting semi-finished shapes, thereby reducing the amount and cost of subsequent conversion operations and processing required prior to shipping the completed product. In addition, the EB technology will allow the use of different types and greater amounts of scrap input materials, thus allowing for cost savings and improved inventory utilization. The EB furnace is expected to enhance the Company's capacity to produce ingot and mill products.

       The Company estimates that the cost to construct an EB furnace facility with an annual melting capacity of 20 million pounds, together with a related raw materials processing facility, will total approximately $32 million. The Company is currently working with engineers and equipment suppliers on the construction of the EB furnace. The Company estimates that the facility will be in operation during the first half of 1998 and will be capable of producing 5 million pounds in 1998, 11 million pounds in 1999 and at near capacity in 2000. The Company expects that the EB furnace will replace some of the Company's less efficient existing melting capacity. The Company anticipates that it will have an immediate need for a substantial portion of the production of the EB furnace and that it will be able to obtain long-term commitments from others for the furnace capacity which is not utilized by the Company. While the Company currently intends to construct its own EB furnace, the Company, as an alternative, may evaluate an investment in a joint venture to obtain enhanced access to EB technology. The Company will only consider a joint venture if such an arrangement can be structured with a suitable partner, on favorable terms and in a timely manner to allow for production using EB technology in accordance with the Company's schedule.

       All North American EB furnaces producing titanium in commercial quantities are owned by THT. The Company believes that these furnaces are running at near capacity. In addition to the Company's plans to invest in EB furnace technology, additional EB furnaces may be built and may result in excess capacity. The Company may experience design and start-up difficulties, such as cost overruns, operational difficulties, and significant delays. If the Company implements new technology, there is no assurance that such technology will work or will not result in delays or difficulties. Such events could have a material adverse effect on the Company, its financial condition or its prospects.

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

       OREMET purchases its titanium tetrachloride requirements under a long-term contract that expires in 2001. While the Company believes it could obtain commercial quantities of sufficiently pure titanium tetrachloride from other sources, but at a potentially higher cost, any extended disruption in the supply could have a material adverse effect on OREMET's ability to produce titanium sponge and could have a material adverse effect on the Company, its financial condition or its prospects. Magnesium is generally available from a number of suppliers.

       While the Company is one of seven major worldwide producers of titanium sponge, a basic raw material in the production of titanium ingot and mill products, under current market conditions it cannot supply all of its needs for titanium sponge internally and is dependent, therefore, on third parties for a portion of its titanium sponge needs. Since 1993, the Company has purchased sponge from third parties to take advantage of lower-priced materials and to supplement that which it produces. The Company purchased approximately 30% of its sponge requirements from third parties during 1996. The Company obtains sponge from domestic and foreign producers of sponge, both on a spot purchase basis and pursuant to short-term sponge contracts. The Company's purchases of imported sponge, in pounds, compared to total purchases and production of sponge were 30%, 12%, and 7% for the years ended December 31, 1996, 1995, and 1994, respectively. There can be no assurance that the Company will not experience interruptions in its sponge supplies, which could have a material adverse effect on the Company, its financial condition or its prospects.

       Titanium scrap is typically available from many sources. The Company is a major recycler of titanium scrap. Where possible, the Company utilizes titanium scrap as a cost-effective alternative to titanium sponge; both materials are used as primary ingredients in the manufacture of ingots. Much of the titanium scrap which is purchased by the Company originates from within the Former Soviet Union ("FSU") as the availability of attractively priced domestic scrap in sufficient quantities varies due to fluctuations in the U.S. titanium market and demands from other purchasers, including steel and aluminum producers. Certain of the primary metal compounds used to form master alloys are produced by a limited number of suppliers. During January 1996, in response to rapidly increasing scrap costs, the Company added raw material surcharges to its product prices to offset the higher costs it was experiencing.

       The Company has historically obtained approximately 50% of its feedstock for producing titanium ingot from sponge and the other 50% from scrap. The Company believes it will continue to be able to obtain sufficient quantities of sponge and scrap to enable it to meet its production needs.

       When available at attractive prices, the Company has purchased titanium sponge and scrap from various countries, including the FSU. The Company's purchases of imported sponge and scrap, in pounds, compared to total purchases and production of sponge and scrap were 41%, 11%, and 6% for the years ended December 31, 1996, 1995, and 1994, respectively. Continued availability of these materials at attractive prices from the FSU cannot be assured due to the uncertainties concerning the manufacturing capabilities of the FSU titanium producers and the potential for political and economic instability within the FSU.

       Historically, the Company has sought to recover increases in titanium scrap and sponge prices through price increases of its products. The Company has added raw material surcharges to its contracts in order to more directly link changes in raw material costs to its sales prices. Generally, the Company does not incur import tariffs and anti-dumping duties on purchases of FSU sponge as it is ultimately exported in the form of finished goods. If such tariffs and duties were incurred, the Company would adjust the price or surcharge accordingly. There is no import tariffs or duties on scrap. Any increases in titanium scrap and sponge prices which are not offset by increases in the Company's sales prices could have a material adverse effect on the Company, its financial condition or its prospects.

MARKETS

       AEROSPACE. The Company sells its titanium products to non-integrated producers and fabricators which process the material for use by the aerospace industry. While the percentage of its sales to the aerospace industry accounted for approximately 43% and 46% in 1996 and 1995, respectively, compared to 61% in 1994 and 77% in 1993, aggregate sales to the aerospace industry increased from $42.6 million in 1993 to $101.8 million in 1996. The Company has also expanded its capability to include more complex alloys and mill products used by the aerospace industry. The Company anticipates that future aerospace industry sales will vary from 40% to 60% of total net sales depending upon demand and profitability. The Company's main route of supply is to provide products to numerous forging houses, machine shops and other mill product producers who in turn supply components to the major air frame and jet engine manufacturers. Since 1994 the Company has been supplying products direct to Airbus Industries for the fabrication of engine pylons. OREMET's commercial aerospace product sales are dependent upon the production rates of major airplane manufacturers both as a direct and as an indirect supplier. The Company has historically experienced a high level of order cancellation and deferrals in periods of industry downturn. The cyclicality of the commercial and military aerospace industry has had and may continue to have a material adverse effect on the Company, its financial condition or its prospects. See "Business Industry Overview" and "Business - Products." The Company can give no assurance as to the extent or duration of any recovery in the aerospace market or the extent to which such recovery will result in increases in demand for titanium products.

       GOLF. The titanium golf clubhead market evolved in 1988 when a few investment casting houses started producing clubheads for export to markets in the Far East. At the same time, some companies in Japan started to produce clubheads by casting and forging. By 1993, the technology and manufacturing processes were well developed and major U.S. club producers became interested in producing heads with a larger hitting surface. Since 1993, most of the major golf club manufacturers have started their own lines of titanium head drivers. The Company estimates that the use of titanium has grown from 1.5 million pounds in 1994 to approximately 10 million pounds in 1996. The Company estimates that due to a 3 million pound titanium reserve in 1996, the golf market will buy 4.5 million pounds in 1997 and approximately 8 million pounds in 1998. Golf club manufacturers are starting to produce titanium fairway woods, irons and putters. The Company believes that it is the market share leader in shipments to the golf industry, with shipments of 5.5 million pounds in 1996.

       The Company believes that the market for golf clubheads has grown to be the second largest consumer of titanium, after the commercial aerospace market. The market for the Company's products sold to golf clubhead producers has only recently begun to emerge as a significant component of the Company's net sales, and there can be no assurance that demand for titanium products used in the golf industry or the Company's products in particular, will continue or that this market will expand as the Company anticipates. In addition, the Company's major competitors in the titanium industry have begun to supply the golf clubhead market and there is no assurance that the Company will be able to maintain its leading market share. The Company estimates that titanium producers located in the FSU are supplying up to 25% of the titanium shipments to the golf club industry.

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

       For nearly 25 years, TI, including its predecessor company, has been supplying and developing titanium applications for industrial and commercial customers. TI maintains a network of service centers established to satisfy the titanium needs of the non-aerospace industry. TI opened its first service center during 1972 in Fairfield, New Jersey. In response to the increasing demands of its customers and in order to provide improved response times, TI established additional service centers throughout North America. In 1988, TI established a service center in Birmingham, U.K. and in 1992, expanded its position in the European market by acquiring an existing service center distribution business, also in Birmingham. During 1996, TI opened service centers in Dusseldorf, Germany, and Windsor, CT. To support the increasing demands for titanium in diverse commercial, consumer, aerospace and industrial markets, the Company intends to continue to expand its distribution business geographically. In addition to pursuing growth opportunities through the establishment of additional service centers, TI intends to grow through acquisitions of existing service centers and through the expansion of its participation in the aerospace market. The Company estimates that approximately 25% of TI's shipments are to the aerospace market, primarily in Europe. TI is currently evaluating service center opportunities in the Pacific Rim, Southern Europe and Western United States.

       The Company and TI maintain titanium sales offices and service centers (which also include sales personnel) in the following locations:

                           Location          Established         Function
                           --------          -----------         --------

         United States     Albany, OR            1956            Sales Office
                           Parsippany, NJ        1972            Service Center
                           Chicago, IL           1986            Service Center
                           Jacksonville, FL      1986            Service Center
                           Los Angeles, CA       1987            Service Center
                           Dallas, TX            1989            Sales Office
                           Pittsburgh, PA        1994            Sales Office
                           Windsor, CT           1996            Service Center

         Canada            Montreal, Quebec      1973            Service Center
                           Vancouver, B.C.       1989            Sales Office

         Europe            Birmingham, U.K.      1988            Service Center
                           Paris, France         1994            Service Center
                           Dusseldorf, Germany   1996            Service Center

INTERNATIONAL AND EXPORT SALES

       International and export sales, primarily in Europe and Asia, totaled approximately 19%, 20% and 14% of OREMET's net sales in 1996, 1995 and 1994, respectively. In May 1994, OREMET signed a three-year contract with Aerospatiale, Societe Nationale Industrielle for engine pylon parts for the Airbus aircraft, and in the second half of 1994 began supplying product under the contract. The acquisition of TI provided the Company with a service center located in the U.K. with an established operation. In 1996, TI opened a service center in Germany. The Company intends to utilize these facilities to meet its customers' needs in Europe and Asia. See Note 14 to the Company's Consolidated Financial Statements.

BACKLOG

       The Company's twelve-month sales order backlog was $183 million at December 31, 1996, compared to $105 million at December 31, 1995 and $44 million at December 31, 1994. OREMET produces titanium ingot, mill products and castings in response to specific customer orders. Production times vary among products and can be several months or more. The Company includes in its backlog only those firm purchase orders scheduled for delivery during the subsequent twelve-month period (which are generally subject to cancellation by the customer). The Company has historically experienced a high level of order cancellations and deferrals in periods of industry downturn.

                                                            Twelve-Month Sales Order Backlog
                                                                As of the Quarter Ended
                                               --------------------------------------------------------------
                                               March 31       June 30        September 30         December 31
                                               --------       -------        ------------         -----------
                                                                   (in millions)

          1996 .............................     $134           $141             $160                $183
          1995 .............................       48             64               65                 105
          1994 .............................       28             29               37                  44
          1993 .............................       27             25               19                  18

         During the second half of 1995 and continuing through 1996, the Company experienced a significant increase in the volume of incoming orders at increased prices. The Company has not opened its 1998 order book, pending assessment of future raw material costs. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf clubhead market. As capacity utilization in the titanium industry continues to grow and lead times lengthen, the Company expects prices on new orders to continue to strengthen.

COMPETITION

       Although OREMET's sales are predominately to the domestic market, the titanium industry is competitive on a worldwide basis as a result of many factors, particularly the presence of excess capacity, which has intensified competition for available business. The Company is one of two integrated producers in the U.S. and one of four in the world (the Company considers an integrated producer one that produces at least titanium sponge and ingot). OREMET's principal competitors are other integrated and non-integrated producers of titanium located primarily in the U.S., Europe, Japan, China and the FSU. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. In each of the Company's major product lines, OREMET competes primarily on the basis of price, quality, delivery time and customer service. The principal methods of competition in the titanium industry and for all of the Company's products are product quality and qualifications to supply products. Many of the Company's products (sponge, ingot, mill products and castings) are qualified for both aerospace and non-aerospace applications. The Company competes by maintaining strict quality standards. In addition, as one of two integrated producers in the U.S., the Company is positioned to control quality and the costs of producing sponge, ingot, mill products, and castings.

       Availability of material and lead time to produce are competitive factors with respect to mill products, castings and distribution sales. The Company maintains an inventory of finished and intermediate inventory to meet customer delivery requirements. The Company also works on cycle time reduction to be more responsive to customer needs. In addition, the Company provides engineered products to customer specifications.

       In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant due to relatively favorable currency exchange rates, tariffs, and with respect to Japan and Russia, existing and prior duties (including anti-dumping duties). However, imports of titanium sponge, scrap, and other products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent the Company has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products for use in its own operations during the last three years, the negative effect of these imports on the Company has been somewhat diminished. Given the current political and economic uncertainties in some of the countries of the FSU, there can be no assurance that this supply of titanium products will continue to be available to the Company without interruption or at attractive prices. See "Business - Raw Materials."

       The Company estimates that its share of U.S. sponge capacity is approximately 30% and that its share of world capacity is about 5%. While approximately 20% of the world's sponge production capacity is located within the U.S., up to one half is located within the FSU (which sponge capacity was primarily developed to serve the needs of the Soviet military, principally the aerospace and submarine services, both of which have been sharply curtailed). The Company believes that the FSU production capacity may be limited as a result of deferred plant maintenance and a general lack of financing. As a result, significant unused production capacity, beyond that which is now supplying the FSU's export markets (including sales to the Company), may exist in this region. If exports of titanium products from the FSU were to increase significantly, this additional supply could adversely affect the demand for the Company's products. After the end of the Cold War, sponge produced in the FSU became available and has been imported into the U.S. at low prices. USGS estimates that in 1996, approximately 9.5 million pounds of sponge was imported from the FSU, compared to approximately 12.2 million pounds during 1995. Based on data supplied from the USGS, 1996 sponge imports from the FSU represents approximately 15% of 1996 sponge consumption by U.S. producers. The excess capacity of sponge in the FSU is beneficial, at this time, to different sectors of the industry as it provides additional raw material to meet the increasing raw material needs of ingot producers. In the event such sponge is qualified for aerospace applications and large quantities were introduced into the market, especially in a market downturn, such effect would be adverse to the existing sponge producers, including the Company.

       As the participation of non-U.S. companies increases, the competitive environment for the Company may become more difficult, especially as existing tariffs are eased and certain market participants are no longer subject to anti-dumping duties. Currently, imports of titanium sponge, ingot and mill products from countries that receive most favored nation (MFN) tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 25% for sponge and ingot and 45% for mill products. The U.S. Department of Commerce announced that pursuant to the Generalized System Preferences, certain mill products imported directly from Russia between October 1, 1996 and May 31, 1997 are not subject to duty. In addition to regular tariffs, imports of titanium sponge from certain countries in the FSU (Russia, Kazakhstan and Ukraine) are subject to anti-dumping duties of 83.96%, except as follows:

       The U.S. Department of Commerce, International Trade Administration (ITA) published final results of an anti-dumping review for imports of titanium sponge from Russia. The review covered imports from Berezniki Titanium-Magnesium Works (AVISMA), Interlink Metals and Chemicals, Inc., and Cometals, Inc., during the period August 1, 1994, through July 31, 1995. Under the review, the ITA concluded that AVISMA, a producer of titanium sponge would continue to be subject to the Russia-wide 83.96% anti-dumping margin. However, the ITA determined the margin for the two trading companies, Interlink and Cometals, would be revised to 0% and 28.31%, respectively.

       As a result of the easing of the anti-dumping duties, substantial additional capacity could enter the market, and if the demand for the industry's products is less than its capacity, the profitability of the industry, including the Company, could be adversely affected.

       USGS reported the following information regarding the importation and consumption of titanium products:

                      U.S. IMPORTATION AND CONSUMPTION OF SELECTED TITANIUM PRODUCTS
                      --------------------------------------------------------------
                                        (As compiled by USGS)
                                         (Pounds in Millions)

                               1996                                   1995
               ------------------------------------    ------------------------------------
                                        Imports as                              Imports as
Titanium       U.S.      U.S.           a % of         U.S.      U.S.           a % of
Product        Imports   Consumption    Consumption    Imports   Consumption    Consumption
--------       -------   -----------    -----------    -------   -----------    -----------

Sponge:
    Japan         8.5                                    2.5
    FSU           9.5                                   12.2
    Other         2.3                                    2.0
                 ----                                   ----
       Total     20.3         62.6           32%        16.7         47.4           35%
                 ====         ====           ===        ====         ====           ===

Waste and Scrap:
    Japan         5.3                                    4.0
    FSU          11.6                                    8.4
    UK            7.5                                    5.2
    Other         9.1                                    6.9
                 ----         ----           ---        ----         ----           ---
       Total     33.5         58.0           58%        24.5         45.4           54%
                 ====         ====           ===        ====         ====           ===
Ingot and Billet:
    FSU           3.0                                    2.0
    Other         1.9                                    2.1
                 ----         ----           ---        ----         ----           ----
       Total      4.9         84.4            6%         4.1         67.5             6%
                 ====         ====           ===        ====         ====           ====

Mill Products*   12.0         57.1           21%         3.5         43.7             8%
                 ====         ====           ===        ====         ====           ====

    * The country of export is not available. The Company believes that the majority of mill products imports to the U.S. originate from the FSU.

       It is believed that FSU producers have the largest titanium mill products production capacity in the world. Continued expansion into the U.S. market by FSU producers could materially affect the operations of the Company and the industry to the extent that the worldwide supply of product exceeds market demand and prices are reduced.

EMPLOYEE RELATIONS

       As of December 31, 1996, the Company employed 731 employees, of which approximately 50 were employed outside of the U.S. All of the hourly production and maintenance workers (approximately 400) at the Albany, Oregon and Frackville, Pennsylvania manufacturing facilities are represented by labor unions. In August 1994, the Company and the union representing the Albany, Oregon employees agreed upon a new labor contract which will continue through July 2000. This contract can be re-opened after three years to address economic issues. The contract covering the Frackville, Pennsylvania employees was negotiated in September 1994, and will continue for three years. Since 1974, the Company has not experienced a strike or labor disruption. OREMET considers its relations with its employees and the union to be good.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT  ("RT&D")

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

       OREMET is a 33% member in MZI, L.L.C., which owns an advanced ultrasonic inspection system for testing of certain aerospace products. The other members are Titanium Metals Corporation and Teledyne Allvac. This venture is in its second year of operations.

REGULATORY AND ENVIRONMENTAL MATTERS

       The Company is subject to federal, state and local statutes and regulations concerning environmental matters and land use. Although the Company believes it is in material compliance with these laws, they are frequently modified to be more restrictive and it is impossible to predict accurately the future effect that changes in these laws may have on the Company. There can be no assurance that the Company will not face costs and liabilities as a result of environmental regulation which could have a material adverse effect on the Company, its financial position, results of operations and liquidity.

       The Company's operations pose continuing risk of environmental impacts. The Company uses and produces substantial quantities of substances, chemicals and compounds that have been identified as hazardous or toxic under federal, state and local environmental and worker safety and health laws and regulations. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. While the Company takes environmental, safety, and health precautions appropriate for the industry, the Company's operations pose an ongoing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years in connection with its operations, including periods before careful management of these materials was generally believed to be necessary.

       The Company entered into a consent order in August 1994 with the Oregon Department of Environmental Quality ("ODEQ") pursuant to which the Company is conducting an investigation of hazardous substances in portions of the soil and groundwater at its plant site in Albany, Oregon. The Company anticipates that its investigation will result in a determination that at least some remedial action is necessary, for which an accrual has been made. A neighboring property owner also is investigating groundwater contamination at its property that has migrated to the Company's property and for which OREMET may have legal claims to recover a portion of its investigation costs. The Company anticipates that a number of its production wells will have to be reconstructed in response to concerns about migration of groundwater contamination. The Company also has claims against its drilling contractor with respect to the construction of the wells.

       In February 1995, the ODEQ modified the Company's wastewater discharge permit for its Albany facility. The new permit imposes more stringent discharge limits, and the Company has entered into a Mutual Agreement and Order with the ODEQ under which the Company will achieve the more stringent units according to a specified schedule. The Company has identified several alternatives for meeting the new limits, the most expensive of which would require capital expenditures of approximately $0.7 million. The Company is working with ODEQ to explore less expensive alternatives.

       Over the past several years, the Company has voluntarily undertaken extensive testing of the air emissions from its Albany plant. This testing indicates that emissions from some units may be greater than previously recognized. The Company entered into a memorandum of understanding with ODEQ on July 19, 1996, under which the Company will conduct certain air quality impact analyses and may potentially install additional emissions control equipment. In the course of this work, the Company has determined that the matter can be better resolved through an aggressive emissions reduction and control program that will also accommodate expansion plans. The Company is engaged in discussions with ODEQ to amend the memorandum to incorporate this emissions reduction program. The Company has estimated that the capital cost of the emissions controls will be $1.5 million in 1997. The Company believes this matter will be resolved by the end of 1997.

       Based upon its engineering studies regarding the above matters, the Company made provisions for environmental expenses in 1995, 1994, and 1993 of $0, $0.2 million, and $1.0 million, respectively, of which approximately $0.9 million remains at December 31, 1996. These amounts are in addition to recurring environmental costs which are expensed as incurred and are included in cost of sales. At the present time, management cannot reasonably predict when all of these environmental issues will be resolved. Additionally, it is reasonably possible that a change in the estimate will occur in the near term.

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

       In conjunction with the Company's purchase of TI, Kamyr, Inc. has agreed to undertake specified cleanup activities. In addition, Kamyr, Inc. has agreed to a limited indemnification of the Company in the event damages arise that result from conditions which were not in compliance with environmental laws and regulations as they existed at the time the Company purchased TI.

ITEM 2.    PROPERTIES

       The Company's principal executive office and production facilities are located in Albany, Oregon on 210 acres of property owned (in fee without any major encumbrances) by the Company. The Company occupies approximately 461,000 square feet in six buildings and uses approximately 65 acres on the site. The facilities include plants for the production of titanium sponge, ingot, mill products and castings. The Company also maintains separate facilities for recovering magnesium and processing titanium scrap. TI's executive offices are located in Fairfield, New Jersey and it owns (in fee without any major encumbrances) and operates a production facility in Frackville, Pennsylvania. The Company believes that the plants are adequate and suitable in conjunction with the Company's access to outside processing vendors, for its current operating needs. Other than the facility in Birmingham, U.K., the service centers and sales offices which the Company utilizes are leased. See "Business Products" for a discussion of productive capacity and extent of utilization.

ITEM 3.    LEGAL PROCEEDINGS

       From time to time, the Company is a party to claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        (a) MARKET INFORMATION: Registrant's Common Stock is traded over the counter, and its Nasdaq symbol is OREM. Registrant's stock commenced trading on the Nasdaq National Market on March 5, 1985.

             Information concerning the market price of Registrant's Common Stock is incorporated by reference to the Quarterly Stock Data Section on Page 41 of the 1996 Annual Report to Shareholders.

        (b) HOLDERS: At March 7, 1997, there were 2,038 holders of Registrant's Common Stock, based on the holders of record as certified by the Transfer Agent. The Company believes that there are an additional 9 to 10 thousand shareholders who maintain their ownership in "street name". The Company estimates that there are 11 to 12 thousand beneficial owners of its Common Stock.

        (c) DIVIDENDS: There were no dividends declared in either 1996 or 1995, except as described in Note 17 to the Company's Consolidated Financial Statements on Page 32 of the 1996 Annual Report to Shareholders. Limitations on dividends are discussed in Note 9 to the Company's Consolidated Financial Statements on Page 26 of the 1996 Annual Report to Shareholders. Both notes are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is contained in the Five-Year Summary of Selected Financial Data Section on Page 33 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Changes in Accounting Principles: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, earnings per share ("FAS128"). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of FAS 128 is not permitted. The effect of implementing FAS 128 on the Company's earnings per share computations has not been determined.

        The remaining information required by this item is contained in the Management's Discussion and Analysis Section on Pages 34 through 40 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is contained on Pages 17 through 32 in the 1996 Annual Report to Shareholders, and is incorporated by reference herein as listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is contained in the Proxy Statement of Registrant for the Annual Shareholders Meeting to be held April 24, 1997 ("Proxy Statement"), in the sections titled "Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance". The Proxy Statement was filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, and the sections specified in the preceding sentence are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is contained on Pages 6-15 of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is contained in the Proxy Statement, in the section titled "Security Ownership of Certain Beneficial Owners and Management", and the section specified is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is contained in the Proxy Statement, in the section titled "Related Party Transactions", and the section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as a part of this Report:

               1. FINANCIAL STATEMENTS: The following Financial Statements of Oregon Metallurgical Corporation and Report of Independent Accountants are incorporated by reference from Pages 17 through 32 of the Registrant's 1996 Annual Report to
                   Shareholders:

                   Report of Independent Accountants.

                   Consolidated Statements of Operations - For The Years Ended December 31, 1996, 1995, and 1994.

                   Consolidated Balance Sheets - December 31, 1996 and 1995.

                   Consolidated Statements of Shareholders' Equity - For The Years Ended December 31, 1996, 1995, and 1994.

                   Consolidated Statements of Cash Flows - For The Years Ended December 31, 1996, 1995, and 1994.

                   Notes to Consolidated Financial Statements.

               2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Oregon Metallurgical Corporation for the years ended December 31, 1996, 1995, and 1994 is filed as part of this Report, and should be read in conjunction with the Consolidated Financial Statements of Oregon Metallurgical
                   Corporation:

                                                                           Page
                                                                           ----

                     Report of Independent Accounts on Financial
                     Statements Schedules.................................. S-1
                     Schedule II:  Valuation and Qualifying Accounts....... S-2

                   Schedules not listed above have been omitted because they are not applicable, or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               3. EXHIBITS: The Exhibit Index of this Annual Report on Form 10-K lists the exhibits that are filed as part of this Report.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

                       [Letterhead of Coopers & Lybrand L.L.P.]



REPORT OF INDEPENDENT ACCOUNTANTS ON
   FINANCIAL STATEMENT SCHEDULE





Our report on the consolidated financial statements of Oregon Metallurgical Corporation and subsidiaries has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Shareholders of Oregon Metallurgical Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                            COOPERS & LYBRAND L.L.P.



Eugene, Oregon
February 4, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        OREGON METALLURGICAL CORPORATION

                                 (In Thousands)

                                                       ADDITIONS
                                     BALANCE AT        CHARGED TO                    BALANCE
                                     BEGINNING         COSTS AND                     AT END
DESCRIPTION                          OF YEAR           EXPENSES       DEDUCTIONS     OF YEAR
-----------                          ----------        ----------     ----------     -------

Allowance for Doubtful Accounts:

Year Ended
December 31, 1996                      $1,257          $  227         $(990)(a)      $  494
                                       ------          ------         ------         ------

Year Ended
December 31, 1995                      $1,024          $  237         $  (4)(a)      $1,257
                                       ------          ------         ------         ------

Year Ended
December 31, 1994                      $  117          $  962         $ (55)(a)      $1,024
                                       ------          ------         ------         ------

<F-A>  Amounts written off, less recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OREGON METALLURGICAL CORPORATION


Date:  March 19, 1997                   /s/ Carlos E. Aguirre
                                         ---------------------------------
                                         Carlos E. Aguirre, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated effective on March 19, 1997.

                                         PRINCIPAL FINANCIAL OFFICER,
                                         AND PRINCIPAL ACCOUNTING OFFICER

                                         /s/ Dennis P. Kelly
                                         ---------------------------------
                                         Dennis P. Kelly, Vice President,
                                         Finance and Treasurer

                                         PRINCIPAL EXECUTIVE OFFICER


                                         /s/ Carlos E. Aguirre
                                         ---------------------------------
                                         Carlos E. Aguirre, President,
                                         Chief Executive Officer and
                                         Director

                                         BOARD OF DIRECTORS

                                         /s/ Howard T. Cusic*
                                         ---------------------------------
                                         Howard T. Cusic, Chairman of the Board

                                         /s/ Gilbert E. Bezar*
                                         ---------------------------------
                                         Gilbert E. Bezar, Director

                                         /s/ Thomas B. Boklund*
                                         ---------------------------------
                                         Thomas B. Boklund, Director

                                         /s/ Roger V. Carter*
                                         ---------------------------------
                                         Roger V. Carter, Director

                                         /s/ Nicholas P. Collins*
                                         ---------------------------------
                                         Nicholas P. Collins, Director

                                         /s/ David H. Leonard*
                                         ---------------------------------
                                         David H. Leonard, Director

                                         /s/ James S. Paddock*
                                         ---------------------------------
                                         James S. Paddock, Director

                                         /s/ James R. Pate*
                                         ---------------------------------
                                         James R. Pate, Director

*  /s/ Dennis P. Kelly
   -------------------------------------
   By: Dennis P. Kelly, Attorney-In-Fact

                                  EXHIBIT LIST
EXHIBIT
  NO.         DESCRIPTION

2.1 Stock and Asset Purchase Agreement between Kamyr, Inc. and New TI, Inc. (Filed as exhibit 2.1 to Form 8-K dated September 20, 1994)

3.1 Restated Articles of Incorporation. (Filed as exhibit 3.1 to Form 10-K for the year ended December 31, 1993)

3.2 Restated Bylaws. (Filed as exhibit 3.2 to Form 10-K for the year ended December 31, 1994)

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

10.1          Employee Stock Ownership Plan of the Company.  (Filed as exhibit
              4.3 to Form S-8 Registration Statement 33-18650) *

10.2 Amendment to Employee Stock Ownership Plan of the Company. (Filed as exhibit 10.1 to Form 10-Q for the quarter ended March 31,
              1996) *

10.3 Trust Agreement under Oregon Metallurgical Corporation Employee Stock Ownership Plan. (Filed as exhibit 10.2 to Form 10-K for the year ended December 31, 1995) *

10.4 Employment Agreement dated July 1, 1996 between the Company and Carlos E. Aguirre. *

10.5 Employment Agreement dated October 11, 1993 between the Company and Dennis P. Kelly. (Filed as exhibit 10.4 to Form 10-K for the year ended December 31, 1994) *

10.6 Employment Agreement dated October 8, 1993 between the Company and Steven H. Reichman. (Filed as exhibit 10.5 to Form 10-K for the year ended December 31, 1994) *

10.7 Employment Agreement dated February 20, 1995 between the Company and John P. Byrne. (Filed as exhibit 10.6 to Form 10-K for the year ended December 31, 1994) *

10.8          Sales Agreement between RMI Titanium Company and the Company.
              (Filed as exhibit 10 to Form 10-Q/A-2 for the quarter ended September 30, 1994) (Confidential Treatment Requested)

10.9          Corporate Organization and Shareholders Agreement Among James S.
              Paddock, the Company and New TI, Inc., dated September 19, 1994. (Filed as exhibit 10.1 to the Form 8-K/A-2 dated September 20,
              1994) *

10.10 OREMET Employment Agreement between James S. Paddock and the Company, dated September 19, 1994. (Filed as exhibit 10.2 to the Form 8-K/A-2 dated September 20, 1994) *

10.11 Employment Agreement between James S. Paddock and New TI, Inc., dated September 19, 1994. (Filed as exhibit 10.3 to the Form 8-K/A-2 dated September 20, 1994) *

10.12 Titanium Tetrachloride Agreement between SCM Chemicals, Inc. and the Company, dated August 11, 1990. (Filed as exhibit 10.14 to Form 10-K for the year ended December 31, 1994)

10.13 Subordinated promissory note between New TI, Inc. and the former Titanium Industries, Inc., dated September 19, 1994. (Filed as exhibit 10.15 to Form 10-K for the year ended December 31, 1994)

10.14 Employment Agreement between the Company and David G. Floyd, dated December 18, 1995. (Filed as exhibit 10.16 to Form 10-K for the year ended December 31, 1995) *

10.15 Oregon Metallurgical Corporation Long Term Incentive Compensation Stock Appreciation Rights Plan. (Filed as exhibit 10.17 to Form 10-K for the year ended December 31, 1995) *

10.16         Oregon Metallurgical Corporation Savings Plan. (Filed as exhibit
              10.18 to Form 10-K for the year ended December 31, 1995) *

10.17 Amendment to Oregon Metallurgical Corporation Savings Plan. (Filed as exhibit 10.1 to Form 10-Q for the period ended September 30,
              1996) *

10.18 Trust Agreement Under Oregon Metallurgical Corporation Savings Plan. (Filed as exhibit 10.19 to Form 10-K for the year ended December 31, 1995) *

10.19 Loan and Security Agreement dated as of September 19, 1994 among the Company, New TI, Inc. and Bank of America Illinois. (Filed as exhibit 10.7 to Form 10-K for the year ended December 31, 1994)

10.20 Amendment No. 1 dated as of March 17, 1995, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., dated as of September 19, 1994. (Filed as exhibit 10.16 to the Form 10-Q for the quarter ended March 31,
              1995)

10.21 Amendment No. 2 dated as of June 30, 1995, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., dated as of September 19, 1994. (Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1995)

10.22 Amendment No. 3 dated as of March 14, 1996, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., dated as of September 19, 1994. (Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1996)

10.23 Amendment No. 4 dated as of May 1, 1996, to Loan and Security Agreement with Oregon Metallurgical Corporation and Titanium Industries, Inc., dated as of September 19, 1994. (Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1996)

11.1          Statement re:  Computation of Per Share Earnings.

13.1 Portions of the 1996 Annual Report to Shareholders which have been incorporated by reference into this Form 10-K. Except for such portions expressly incorporated by reference, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

21.1          Subsidiaries of the Company.

23.1          Consent of Independent Accountants.

24.1          Power of Attorney.

27            Financial Data Schedule.

*  Management contract or compensatory plan.