Form 10-Q
period 1997-03-30
OREGON METALLURGICAL CORP
filed 1997-05-13
CIK 74856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997
                                                 --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File Number 0-1339
                                                 ------
                        OREGON METALLURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Oregon                                          93-0448167
    -------------------------------                       ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

    530 34th Avenue SW, Albany, Oregon                              97321
    ----------------------------------                           ----------
    (Address of principal executive
               offices)                                          (Zip Code)

       Registrant's telephone number, including area code: (541) 967-9000
                                                           ---------------

                                      NONE
             ------------------------------------------------------
             (Former name or address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                     Outstanding as of May 13, 1997
       -----------------------------       ------------------------------
       Common stock, $1.00 par value                16,310,855

================================================================================

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                                           Three Months Ended
                                                         -----------------------
                                                         March 30,     March 31,
                                                           1997          1996
                                                         ---------     ---------

Net sales ..........................................     $ 72,031      $ 51,309
Cost of sales ......................................       53,616        40,948
                                                         --------      --------

      Gross profit .................................       18,415        10,361

Selling, general and administrative
  expenses .........................................        5,038         4,290
Research, technical and product
  development expenses .............................          636           617
                                                         --------      --------

      Income from operations .......................       12,741         5,454

Interest income ....................................          745          --
Interest expense ...................................         (189)         (634)
Minority interests .................................         (256)         (225)
                                                         --------      --------

      Income before provision for income taxes .....       13,041         4,595

Provision for income taxes .........................        5,330         1,250
                                                         --------      --------

      Net income ...................................     $  7,711      $  3,345
                                                         ========      ========

Net income per share ...............................     $   0.47      $   0.30
                                                         ========      ========

Weighted average common shares
  and equivalents outstanding ......................       16,408        11,327
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                          March 30,     December 31,
                                                                            1997            1996
                                                                          ---------     ------------
                                                                          Unaudited

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...........................................   $  1,013        $  1,460
  Short-term investments available-for-sale ...........................     46,531          67,712
  Accounts receivable, less allowance for doubtful
    accounts of $543 and $494 .........................................     53,859          37,300
  Inventories .........................................................    120,411         119,553
  Prepayments and other current assets ................................        261             406
  Deferred tax assets .................................................      3,201           4,701
                                                                          --------        --------

         TOTAL CURRENT ASSETS .........................................    225,276         231,132

Property, plant and equipment, net ....................................     35,554          34,890

Other assets, net .....................................................      1,513           1,382
                                                                          --------        --------

         TOTAL ASSETS .................................................   $262,343        $267,404
                                                                          ========        ========

LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt ...................................   $  2,860        $  3,785
  Book overdraft ......................................................       --             4,359
  Accounts payable ....................................................     13,072          19,915
  Accrued payroll and employee benefits ...............................      6,444          10,650
  Accrued loss on long-term agreements ................................      1,483           2,710
  Other liabilities ...................................................     11,714           9,231
                                                                          --------        --------

         TOTAL CURRENT LIABILITIES ....................................     35,573          50,650

Long-term debt, less current portion ..................................      3,833           4,212
Deferred tax liabilities ..............................................      5,230           5,078
Accrued postretirement benefit ........................................      1,645           1,621
Minority interests ....................................................      2,202           1,990
                                                                          --------        --------

         TOTAL LIABILITIES ............................................     48,483          63,551
                                                                          --------        --------

Contingency (Note 9)

SHAREHOLDERS' EQUITY

 Common stock, $1.00 par value; shares authorized:
    25,000; shares issued and outstanding:
    1997-16,196; 1996-16,127 ..........................................     16,196          16,127
 Additional paid-in capital ...........................................    151,063         148,520
 Retained earnings ....................................................     46,514          38,803
 Cumulative foreign currency translation adjustment ...................         87             403
                                                                          --------        --------

         TOTAL SHAREHOLDERS' EQUITY ...................................    213,860         203,853
                                                                          --------        --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................    $262,343        $267,404
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

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                    Unaudited

                                                                                Cumulative
                                                                                Foreign
                                        Common Stock     Additional             Currency
                                      --------------     Paid-in    Retained    Translation
                                      Shares   Amount    Capital    Earnings    Adjustment    Total
                                      ------   ------    ---------- --------    -----------   -----

BALANCES, DECEMBER 31, 1995           11,018   $11,018   $ 38,340   $ 16, 545     $ (16)    $ 65,887

Common stock offering,
   net of related expenses             4,600     4,600     98,638      --          --        103,238

Awards for stock compensation plans      429       429      9,671      --          --
                                                                                              10,100
Exercise of stock purchase warrants       80        80        430      --          --            510

Tax benefits on issuance of common
   stock for employee benefits          --        --        1,441      --          --          1,441

Currency translation adjustment         --        --         --        --           419          419

Net income                              --        --         --      22,258        --         22,258
                                      ------   -------   --------   -------       -----     --------

BALANCES, DECEMBER 31, 1996           16,127   $16,127   $148,520   $38,803         403     $203,853

Awards for stock compensation plans       69        69      2,543      --          --          2,612

Currency translation adjustment         --        --         --        --          (316)        (316)

Net income                              --        --         --       7,711        --          7,711
                                      ------   -------   --------   -------       -----     --------

BALANCES, MARCH 30, 1997              16,196   $16,196   $151,063   $46,514       $  87     $213,860
                                      ------   -------   --------   -------       -----     --------


The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                            Three Months Ended
                                                          ----------------------
                                                          March 30,    March 31,
                                                            1997         1996
                                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income ..........................................   $  7,711    $  3,345
  Adjustments to reconcile net income to cash used in
    operating activities:
      Depreciation and amortization ...................      1,098       1,381
      Deferred income tax expense .....................      1,652         545
      Employee benefits paid or payable in common stock      2,540       1,307
      Provision for loss on long-term agreements ......     (1,227)       (283)
      Minority interests ..............................        256         225
      Changes in current assets and liabilities:
         Accounts receivable ..........................    (16,559)     (7,144)
         Inventories ..................................       (858)     (5,153)
         Prepayments and other current assets .........         64        (346)
         Accounts payable .............................     (6,843)        630
         Accrued payroll and employee benefits ........     (4,080)        760
         Other liabilities ............................      2,331       2,198
      Other ...........................................        (69)        (24)
                                                          --------    --------
Net cash used in operating activities .................    (13,984)     (2,559)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Short-term investments - matured ....................     23,727        --
  Short-term investments - purchased ..................     (2,546)       --
  Additions to property, plant and equipment ..........     (1,618)     (1,142)
  Other ...............................................       (131)        (20)
                                                          --------    --------
Net cash provided by (used in) investing activities ...     19,432      (1,162)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreements ...........       --        46,660
  Payments on revolving credit agreements .............       (971)    (44,118)
  Proceeds from long-term debt ........................       --           177
  Payments on long-term debt ..........................       (333)        (31)
  Book overdraft ......................................     (4,359)      1,643
                                                          --------    --------

Net cash provided by (used in) financing activities ...     (5,663)      4,331

Effect of exchange rates on cash and
  cash equivalents ....................................       (232)        (28)
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..       (447)        582

Cash and cash equivalents, beginning of period ........      1,460         572
                                                          --------    --------

Cash and cash equivalents, end of period ..............   $  1,013    $  1,154
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1  BASIS OF PRESENTATION

     The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's results of operations and cash flows, for the three-month periods ended March 30, 1997 and March 31, 1996; and the financial position as of March 30, 1997, and December 31, 1996. The balance sheet data as of December 31, 1996, was derived from audited financial statements, but does not include all disclosures contained in the Company's 1996 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

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

NOTE 4  CHANGE IN FISCAL YEAR

     On April 24, 1997, OREMET's Board of Directors approved a change in OREMET's fiscal year. Effective January 1, 1997, OREMET prospectively changed its financial reporting year from a calendar year to a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to the end of the calendar year. Consistent with the change in its fiscal year, OREMET has modified its quarterly financial reporting from calendar quarters to fiscal quarters ending on the Sunday closest to the end of the calendar quarter.

NOTE 5  SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

     At March 30, 1997, all of the Company's short-term investments had maturities of less than one year. The fair value of investments approximates amortized cost.

NOTE 6  INVENTORIES

                                                       March 30,    December 31,
                                                         1997           1996
                                                       ---------    ------------

Finished goods ...................................     $ 35,353       $ 33,739
Work-in-progress .................................       31,169         34,897
Raw materials ....................................       53,889         50,917
                                                       --------       --------
                                                       $120,411       $119,553
                                                       ========       ========

NOTE 7  PROPERTY, PLANT AND EQUIPMENT

                                                       March 30,    December 31,
                                                         1997           1996
                                                       ---------    ------------

Land .............................................     $  1,189       $  1,189
Buildings and improvements .......................       11,393         11,531
Machinery and equipment ..........................       44,931         44,790
Integrated sponge facility .......................       46,045         46,045
Construction in progress .........................        3,137          1,459
                                                       --------       --------
                                                        106,695        105,014

Less accumulated depreciation ....................       71,141         70,124
                                                       --------       --------

                                                       $ 35,554       $ 34,890
                                                       ========       ========

NOTE 8  LONG-TERM DEBT

                                                       March 30,    December 31,
                                                         1997          1996
                                                       ---------    ------------

U.K. based credit facility .......................     $  1,363       $  2,334
Subordinated loan from Kamyr, Inc. ...............        4,200          4,500
Obligations under capital leases and other .......        1,130          1,163
                                                       --------       --------
                                                          6,693          7,997
Less current maturities ..........................        2,860          3,785
                                                       --------       --------
                                                       $  3,833       $  4,212
                                                       ========       ========

NOTE 9  CONTINGENCIES

     TUNGSTEN CONTAMINATION: In the Fourth Quarter of 1996, the Company discovered that certain of its finished products contained tungsten particles. The tungsten was introduced into the Company's manufacturing process through the use of titanium recycle which contained tungsten welds. The Company has identified products and customers who have been affected by this matter, and believes that substantially all of the material in question will meet required specifications for its intended end-use. Some of the material has been converted into fastener stock and fasteners for the commercial aerospace industry. Pursuant to studies performed by the Company and others, some commercial aerospace manufacturers and the U.S. Federal Aviation Administration have approved the fasteners for use. The Company established a reserve of $750 in the Fourth Quarter of 1996 to cover customer claims and internal costs. Should significant amounts of material be subsequently rejected by customers or end users of the material, the Company's potential liability may significantly exceed its established reserves. The Company expects this issue to be resolved during the second quarter of this year.

     ENVIRONMENTAL MATTERs: The Company is subject to Federal, state, and local statutes and regulations concerning environmental matters and land use. Note 13 to the Company's 1996 Annual Report to Shareholders contains information regarding the Company's environmental matters.

NOTE 10  NEW ACCOUNTING PRONOUNCEMENT

     CHANGES IN ACCOUNTING PRINCIPLES: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, earnings per share ("FAS128"). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of FAS 128 is not permitted. The effect of implementing FAS 128 on the Company's earnings per share computations would not be significant.

NOTE 11  SUBSEQUENT EVENT

     On April 15, 1997, the Company signed a Letter of Intent to acquire the assets and business of Rome Metals, Inc. (Rome). Rome, with operations in western Pennsylvania is a leading provider of finishing services to the titanium, zirconium, and specialty metals flat products industries. Completion of the transaction is expected to occur by June 30, 1997, and is subject, among other things, to the negotiation of a definitive purchase agreement and the approval of the Company's Board of Directors.

PART 1:    FINANCIAL INFORMATION
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's 1996 Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto of the Company. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on aerospace industry, uncertainty of emerging golf market, highly competitive industry, substantial excess production capacity, planned significant investment in electron beam furnace, dependence on essential machinery and equipment, dependence on raw materials and services, environmental regulation, labor agreements, and contingencies described in the Company's financial statements.

OVERVIEW

    Demand for the Company's products remained strong during the first quarter of 1997. The Company reported record sales and except for the first quarter of 1989, a quarter in which the Company received an unusual tax refund, record net income. The strength of the commercial aerospace industry was the dominant factor behind the Company's first quarter results. Pricing for the Company's primary products continued to increase during the first quarter of 1997.

    Historically, commercial airlines have tended to place new aircraft orders when their operating profits were improving. In 1995, the domestic commercial airline industry reported significantly higher operating profits than in prior years, and in the second half of 1995 aircraft manufacturers began to increase aircraft build rates. Newer wide body planes such as the Boeing 777 and the Airbus A-330 and A-340, use a higher percentage of titanium in their airframes, engines and parts (as measured by total flyweight) than narrow body planes. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% and 3% on the older 737, 747 and 767 models.

    The following table reflects aircraft orders for the three major aircraft producers:

                                                            MAJOR COMMERCIAL AIRCRAFT PRODUCERS
                                                            (Based on aircraft producer reports)

                                                             AIRCRAFT ORDERS (Number of Planes)
                                       -----------------------------------------------------------------------------
                                        1996              1995             1994              1993             1992
                                        ----              ----             ----              ----             ----

           Boeing                        717               346               119              247               243
           McDonnell Douglas              47               110                 9               10                36
           Airbus                        484               106               136               38               118
                                       -----              ----              ----             ----              ----
                  Total                1,248               562               264              295               397
                                       =====              ====              ====             ====              ====

    Commercial aerospace related sales represented approximately 57% of the Company's net sales for the first quarter of 1997, compared to 39% for the first quarter of 1996. The commercial aerospace industry is expected to remain the largest source of demand for titanium products for the foreseeable future.

    Sales for the quarter to the golf club industry totaled $6.9 million, or 9.6% of sales, compared to $10.5 million, or 17% of sales in the fourth quarter of 1996. The reduction in sales is due to a combination of inventory accumulation by the golf clubhead producers, their increased efficiency in recycling internal scrap and competition from titanium producers located in the Former Soviet Union. Net sales to golf clubhead producers approximated $40 million in 1996. The Company believes its sales to this industry will approximate $15 million in 1997. Consumer demand for titanium golf clubs remains strong.

    The military continues to display interest in using titanium for armor applications. The Company has developed alloy plate and billet products that have excellent ballistic characteristics, and these products have been selected for programs in the U.S. and Europe. Market development for armor applications is a high priority as the Company believes that titanium usage on tanks and various types of personnel carriers will increase.

    International and export sales approximated $16 million, or 22% of net sales, for the first quarter of 1997, compared to $11 million, or 22% of net sales for the comparable period of 1996. International and export sales are principally to markets in Europe and Asia.

    The Company's nine-month sales order backlog was $152 million at March 30, 1997. In spite of strong demand, the Company had not opened its 1998 sales order book at the end of the first quarter of 1997, pending further analysis of market strategies and raw material costs. The Company's twelve-month sales order backlog was $134 million at March 31, 1996, and $183 million at December 31, 1996. The March 30, 1997, backlog represents sales orders expected to be fulfilled during the next nine months, while the March 31, 1996, and December 31, 1996, backlogs represented sales orders to be filled during the next twelve months. The Company's backlog is based on firm purchase orders with a scheduled delivery date. Customer orders may be subject to cancellation by the customer upon payment of specified charges.

    In 1995, the increase in demand for titanium products resulted in higher prices for certain raw materials used by the Company, including titanium scrap, titanium sponge and alloying materials. During 1995, the Company's profitability was negatively impacted by higher raw material costs and fixed price long-term sales agreements with certain customers, primarily in the commercial aerospace industry. The Company recorded a $4.4 million provision in the fourth quarter of 1995 to recognize anticipated losses on existing long-term agreements ("LTA's") as a result of higher raw material costs. During the first three months of 1997, the Company reduced its prior accrual for losses of $1.2 million on certain of its LTA's, reducing its accrual for future losses to $1.5 million at March 30, 1997. Starting with the first quarter of 1996, the Company added raw material surcharges in order to more directly link changes in raw material costs to its contracts. The Company has also instituted price increases for certain of its long-term sales agreements which were entered into prior to 1996. However, there can be no assurance as to the Company's continuing ability to recover raw material cost increases. The future revenues derived from the Company's fixed price LTA's are subject to change based upon the Company's costs of production.

    On August 26, 1996, the Company completed an Offering ("Offering") of 4.6 million shares of its common stock for a price of $23.75 per share. Proceeds from the Offering, net of underwriting fees and expenses, totaled $103 million. The Company has used approximately $18 million of the proceeds to pay down its U.S. revolving credit agreement. The balance of the proceeds will be used to construct a new electron beam furnace ("EB furnace"), expand the Company's distribution business, and for working capital and other general corporate purposes.

RESULTS OF OPERATIONS

     The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1996, and for the three months ended March 30, 1997 and March 31, 1996.


                               Three Months Ended
                               -------------------                            Year Ended
                               March 30   March 31                           December 31,
                               --------   --------       ----------------------------------------------------
                                 1997       1996           1996       1995       1994        1993      1992
                                 ----       ----           ----       ----       ----        ----      ----
                                    (unaudited)

Net sales.....................  100.0%     100.0%         100.0%     100.0 %    100.0 %     100.0 %   100.0 %
Gross profit (loss)  (1)......   25.6       20.2           24.4       10.8        9.3         4.9      (1.0)
Income (loss) from
   operations (1).............   17.7       10.6           14.8       (0.2)      (3.5)      (11.2)    (10.4)

Net income....................   10.7%       6.5%           9.4%      (1.6)%     (2.8)%      (7.4)%    (7.4)%
--------------

<F1> A provision for a loss on LTA's of $5.7 million was recorded in 1995. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively.


QUARTERLY RESULTS OF OPERATIONS
-------------------------------

     The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1995 and 1996, and the first quarter of 1997. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                   1997 Quarter            1996 Quarters                           1995 Quarters
                   ------------ ------------------------------------    ---------------------------------------
                       First    First     Second    Third     Fourth    First     Second(1) Third     Fourth(1)
                      -------   -------   -------   -------   -------   -------   --------- -----     ---------
                                                               (in millions)
Net sales             $  72.0   $  51.3   $  58.8   $  64.7   $  62.1   $  30.8   $  35.2   $  41.2   $  39.7
Gross profit             18.4      10.4      14.2      16.2      16.9       5.3       5.3       4.1       1.2
Income (loss)
  from operations        12.7       5.5       9.0       9.8      10.7       1.6       1.4       0.1      (3.4)
Net income (loss)     $   7.7   $   3.3   $   5.2   $   6.4   $   7.3   $   0.5   $   0.5   $  (0.4)  $  (3.0)
----------

<F1>During the second quarter of 1995, the Company reported a pre-tax charge to income of $1.3 million to reflect the impact of projected conversion costs on long-term agreements which were in excess of selling price. During the fourth quarter of 1995, the Company reported a pre-tax charge to income of $4.4 million to reflect the impact of increased raw material costs on long-term agreements.


COMPARISON OF FIRST THREE  MONTHS OF 1997 TO FIRST THREE MONTHS OF 1996
-----------------------------------------------------------------------

      NET SALES. Net sales increased $20.7 million, or 40% to $72.0 million in the first three months of 1997, compared to $51.3 million in 1996. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $20.7 million sales increase, $4.3 million was the result of volume increases and $16.4 million from higher average selling prices.

     TITANIUM SPONGE. During the first three months of 1997, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI Titanium Company ("RMI") under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services increased 18% to $3.8 million from $3.2 million for the first three months of 1997 compared to the first three months of 1996. Sponge shipments increased 48% and the average sponge price per pound decreased 20%. A change in product mix between the two quarters is responsible for the decrease in the average price per pound. The Company expects to continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI (approximately 45% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from foreign producers.

     INGOT. Sales of ingot increased 110% to $19.2 million for the first three months of 1997 compared to $9.1 million for the first three months of 1996. Ingot shipments increased 38% and the average ingot price per pound increased 52%. The Company operated its melt facilities at near capacity during the first three months of 1997 and expects to continue to do so for the remainder of 1997. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

     MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including billet, bar, plate, sheet and engineered parts. Mill product sales increased 34% to $24.9 million for the first three months of 1997 compared to $18.6 million for the first three months of 1996. Shipments of mill products remained substantially the same between the two quarters and the average price per pound increased 39%. Sales to producers of aerospace components are responsible for a substantial portion of the growth in mill product sales. Sales to producers of golf clubheads decreased 13% during the first three months of 1997 compared to the comparable period of 1996.

     DISTRIBUTION. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first three months of 1997, sales of service center products increased 14% to $19.1 million compared to $16.7 million for the first three months of 1996. The increase in sales was due to increased shipments and favorable pricing and product mix.

     CASTINGS. Sales of castings increased 27% to $2.7 million for the first three months of 1997 compared to $2.2 million for the first three months of 1996. The Company is operating at a higher production rate in 1997 and is expanding its casting facilities.

     COST OF SALES AND GROSS PROFIT. Cost of sales for the first three months of 1997 increased 31% to $53.6 million, compared to $40.9 million in the first three months of 1996. The primary reasons for the increase in cost of sales were increased shipments, higher material costs for the distribution business, and a shift in mix to more costly aerospace products. The Company's gross profit margin increased to 25.6% for the first three months of 1997 from 20.2% for the first three months of 1996, as a result of higher prices and improved production efficiencies.

     RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES ("RT&D"). RT&D expenses increased slightly during the first three months of 1997 to $0.6 million compared to the comparable three-month period of 1996. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A increased $0.7 million, or 17%, for the first three months of 1997 to $5.0 million from $4.3 million in the comparable three-month period of 1996. The increase is primarily a result of additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A decreased to 7% in the first three months of 1997 from 8% in the first three months of 1996. During the first quarter of 1997, SG&A decreased by $0.6 as a result of a decrease in the market price of the Company's common stock which led to a resulting reduction in the Company's accrual under its Stock Appreciation Rights program.

     INTEREST INCOME. Net proceeds from the Offering have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in interest income.

     INTEREST EXPENSE. Interest expense decreased $0.4 million to $0.2 million in the first three months of 1997 compared to the first three months of 1996, resulting from a decrease in average borrowings. In August 1996, the Company paid down its U.S. revolving credit agreement with funds received from the Offering.

     PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $5.3 million, or an effective tax rate of 40% (on income before income taxes and minority interests) for the first three months of 1997 compared to $1.3 million, or an effective tax rate of 26% for the comparable period in 1996. The difference between the federal and state combined statutory tax rate of 40% and the 1996 effective tax rate of 26% was primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it was more likely than not that the deferred tax assets will be realized by the Company.

     NET INCOME. The Company reported net income of $7.7 million, $0.47 per share, for the first three months of 1997 compared to net income of $3.3 million, $0.30 per share, for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
--------

     Net cash used in operating activities totaled $14.0 million for the first quarter of 1997 compared to $2.6 million for the first quarter of 1996. For the first three months of 1997, the Company reported net income of $7.7 million, compared to $3.3 million for the comparable period of 1996. Increases in sales accounted for the increased levels of accounts receivable, which represented the primary use of cash for the three-month period. Working capital increases required to support the sharp increase in operating levels were responsible for the most significant portion of the cash used by the Company's operating activities. The increase in the amount of working capital used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

     During the first three months of 1997 and 1996, the Company incurred $2.5 million and $1.3 million in expenses relating to its Stock Compensation Plans and Savings Plan. Increases in the average market value of the Company's common stock and in the number of eligible employees are the primary factors for the 1997 increase.

     Net cash provided by investing activities totaled $19.4 million for the first three months of 1997 compared to net cash used in investing activities of $1.2 million for the first three months of 1996. The Company utilized $21.1 million in short-term investments to fund working capital requirements and capital additions. The Company's additions to property, plant and equipment totaled $1.6 million and $1.1 million in the first three months of 1997 and 1996, respectively.

     Net cash used in financing activities totaled $5.7 million for the first three months of 1997, compared to net cash provided by financing activities of $4.3 million for the comparable period of 1996. A decrease in the Company's book overdraft of $4.4 million was the primary factor affecting first quarter 1997.

REVIEW OF SIGNIFICANT WORKING CAPITAL ACCOUNTS

     SHORT-TERM INVESTMENTS. Proceeds from the Offering have been invested in a portfolio of highly-liquid debt securities. The Company reported $46.5 million in short-term investments as of March 30, 1997. The Company had no short-term investments as of March 31, 1996.

     INVENTORIES. Inventories increased by $0.9 million, during the first three months of 1997, to $120.4 million, while they increased $5.2 million, or 8%, to $66.0 million during the comparable period of 1996. During 1996, the Company increased its level of inventories in response to a growing sales backlog and increased production levels. The Company's manufacturing facilities are presently operating at near capacity. While sales increased during the first quarter of 1997, inventory levels remained relatively unchanged.

     ACCOUNTS RECEIVABLE. Accounts receivable increased by $16.6 million, or 44%, during the first three months of 1997 to $53.9 million, while they increased by $7.1 million, or 28%, to $33.0 million during the comparable period of 1996. The increase in accounts receivable is the result of an increase in sales volume and because first quarter 1997 sales were weighted towards the end of the quarter.

     BOOK OVERDRAFT. The Company had a book overdraft at March 30, 1997, December 31, 1996 and March 31, 1996 of $-0- million, $4.4 million, and $3.7 million, respectively. The book overdraft represents Company checks which have been disbursed and are in transit as of the end of the reporting period and which are in excess of deposits at financial institutions.

     ACCOUNTS PAYABLE. Accounts payable decreased $6.8 million, or 34%, during the first three months of 1997 to $13.1 million, while it increased $0.6 million, or 4%, to $17.6 million at March 31, 1996. The decrease in accounts payable during the first quarter of 1997 reflects a decrease in raw material purchases. The increase in accounts payable during the first quarter of 1996 was the result of raw material purchases required to keep pace with the Company's increasing operating levels.

     ACCRUED PAYROLL AND EMPLOYEE BENEFITS. Accrued payroll and employee benefits decreased by $4.2 million, or 39% during the first three months of 1997 to $6.4 million, while they increased by $.1 million, or 1% to $7.4 million during the comparable period of 1996. The decrease during the first quarter of 1997 is attributable to payments of year-end bonuses and a decrease in the accrual for outstanding Stock Appreciation Rights ("SARs"). SARs decreased $0.6 million during the first quarter of 1997, as a result of a decrease in the price of the Company's common stock. For the first three months of 1996, accruals related to the Company's Stock Compensation Plan and Savings Plans accounted for a substantial portion of the increase.

CREDIT AGREEMENTS
-----------------

     The Company may borrow up to $10 million under the terms of a U.S. revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The U.S. credit agreement expires in September 1997. There was no balance outstanding under the credit agreement as of March 30, 1997. As of March 30, 1997, interest charged under the credit agreement was calculated based on BABC's reference rate plus 1.0% or a borrowing option based on LIBOR plus 2.5%. The Company is in the process of evaluating proposals from lending institutions for a new $60 million credit agreement.

     Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately $3.3 million. The U.K. credit agreement is subject to renewal on May 31, 1997. The balance outstanding under the U.K. credit agreement as of March 30, 1997 was $1.4 million.

CAPITAL EXPENDITURES
--------------------

     The Company intends to use approximately $38.5 million of the net proceeds from the Offering for the construction, start-up, and product qualification costs for a new EB furnace and related raw material processing facilities. The construction and production ramp-up periods are expected to take approximately 18 months with approximately $18 million expended in 1997 (design, procurement and construction phases), and approximately $20.5 million in 1998 (construction and testing phases).

     The Company also intends to use approximately $15 million of the net proceeds from the Offering to establish or purchase additional service centers.

     The Company anticipates that capital expenditures during 1997, excluding the EB furnace, will approximate $14 million which will be provided by both presently available and internally generated funds or credit facilities. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. Except for certain items relating to the construction of the EB furnace, the Company has no material open commitments which obligate it to make future capital expenditures.

INCOME TAXES
------------

     The Company anticipates that in 1997 it will fully utilize its federal alternative minimum tax (AMT) credit carryforward of $0.7 million and its remaining State of Oregon net operating loss carryforwards of $10.5 million. In addition to federal and State of Oregon income taxes, the Company pays income and franchise taxes in various foreign jurisdictions and states.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------

     The Company's access to borrowing facilities, public markets and internally generated cash are expected to be sufficient to support the Company's operating needs and to finance its continued growth, acquisitions, capital expenditures and repayment of long-term debt obligations.

NON-U.S. OPERATIONS AND MONETARY ASSETS
---------------------------------------

     Approximately 10% of the Company's net sales for the first three months of 1997 were derived from its service centers in the U.K., Germany, and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in the first three months of 1997.

PART 2:      OTHER INFORMATION

ITEM 2:      CHANGES IN SECURITIES
             ---------------------

             C. OREMET issued 6,200 shares of its common stock to directors as a retainer on February 12, 1997. The shares were issued in reliance on the SEC "no-registration/no-restriction" position for bonus stock.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

             A.   An Annual Meeting of shareholders was held on April 24, 1997.

             B. Carlos E. Aguirre, Thomas B. Boklund, Robert V. Carter, Thomas L. Chrystie, Nicholas P. Collins, T. Grant John, David H. Leonard, James S. Paddock, and James R. Pate were elected as Directors of OREMET.

             C. The matters voted upon at the Annual Meeting of Shareholders were:

                  iii. The election of nine Directors. The results of the election were as follows:

                        Nominee                                 Votes For
                        -------                                 ---------

                        Carlos E. Aguirre                      13,250,511
                        Thomas B. Boklund                      10,758,796
                        Robert V. Carter                       13,091,799
                        Thomas L. Chrystie                     12,835,136
                        Nicholas P. Collins                    12,928,883
                        T. Grant John                          12,839,975
                        David H. Leonard                       13,566,516
                        James S. Paddock                       12,818,151
                        James R. Pate                          14,025,923

                  ii. Amend restated Articles of Incorporation to increase authorized shares of the Company from 25,000,000 to 80,000,000 shares. The results of the shareholder vote were as follows:

                        Votes For  Votes Against  Abstentions  Broker Non-Votes
                        ---------  -------------  -----------  ----------------
                        8,236,908    5,553,521       77,354           0

ITEM 6:EXHIBITS AND REPORTS ON FORM 8-K

                  A.    Exhibits
                         3.1   Amendment to Restated Articles of Incorporation.
                        11.1   Statement re: computation of per share earnings.
                        27.1   Financial Data Schedule.

                  B.    Forms 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OREGON METALLURGICAL CORPORATION
                                             Registrant

Date:   May 13, 1997                         /s/ Dennis P. Kelly
        ------------------                   ----------------------------------
                                             Dennis P. Kelly
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             Signing on behalf of the Registrant
                                             and as Chief Accounting Officer