Form 10-Q
period 1997-06-29
OREGON METALLURGICAL CORP
filed 1997-08-01
CIK 74856

________________________________________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 1997
                                                 -------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-1339
                                                 ------

                        OREGON METALLURGICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                      Oregon                                   93-0448167
     ----------------------------------------           ----------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)

               530 34th Avenue S.W.                               97321
     ----------------------------------------           ----------------------
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (541) 967-9000
                                                           --------------

                                      NONE
             ------------------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                            Outstanding as of July 24, 1997
-------------------------------------------      -------------------------------
      Common stock, $1.00 par value                         16,310,855

================================================================================

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited


                                                            Three Months Ended                    Six Months Ended
                                                     ------------------------------         ------------------------------
                                                        June 29,         June 30,              June 29,         June 30,
                                                          1997             1996                  1997             1996
                                                     -------------     ------------         --------------    ------------

Net sales..........................................  $      67,337     $     58,760         $      139,368    $    110,069
Cost of sales......................................         49,341           44,492                102,957          85,440
                                                     -------------     ------------         --------------    ------------

GROSS PROFIT .....................................          17,996           14,268                 36,411          24,629

Research, technical and product
  development expenses............................             766              326                  1,402             943
Selling, general and administrative
  expenses........................................           5,597            4,868                 10,635           9,158
                                                     -------------     ------------         --------------    ------------

INCOME FROM OPERATIONS............................          11,633            9,074                 24,374          14,528

Interest Income...................................             848            ---                    1,593           ---
Interest expense..................................            (207)            (701)                  (396)         (1,335)
Minority interests................................            (239)            (245)                  (495)           (470)
                                                     -------------     ------------         --------------    ------------

INCOME BEFORE INCOME TAXES........................          12,035            8,128                 25,076          12,723

Provision for income taxes........................           4,503            2,942                  9,833           4,192
                                                     -------------     ------------         --------------    ------------

NET INCOME........................................   $       7,532     $      5,186         $       15,243    $      8,531
                                                     =============     ============         ==============    ============

Net income per share..............................   $        0.46     $       0.45         $         0.93    $       0.75
                                                     =============     ============         ==============    ============

Weighted average common shares
  and equivalents outstanding  ..................           16,510           11,553                 16,453          11,418
                                                     =============     ============         ==============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                             Unaudited
                                                                                             June 29,         December 31,
                                                                                               1997                 1996
                                                                                          -------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents.........................................................      $         461       $      1,460
  Short-term investments available-for-sale.........................................             53,575             63,353
  Accounts receivable, less allowance for doubtful
     accounts of $690 and $494......................................................             49,302             37,300
  Inventories.......................................................................            122,986            119,553
  Other current assets..............................................................                291                406
  Deferred tax assets...............................................................              2,200              4,701
                                                                                          -------------       ------------

       Total current assets.........................................................            228,815            226,773

Property, plant and equipment, net..................................................             37,559             34,890

Other assets, net...................................................................              1,241              1,382
                                                                                          -------------       ------------

      Total assets..................................................................      $     267,615       $    263,045
                                                                                          =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.................................................      $       2,491       $      3,785
  Accounts payable .................................................................             12,371             19,915
  Accrued payroll and employee benefits.............................................              9,475             10,650
  Accrued loss on long-term agreements..............................................              1,048              2,710
  Other liabilities.................................................................              5,129              9,231
                                                                                          -------------       ------------

    Total current liabilities.......................................................             30,514             46,291

Long-term debt, less current portion................................................              3,458              4,212
Deferred tax liabilities............................................................              6,049              5,078
Accrued postretirement benefit......................................................              1,669              1,621
Minority interests..................................................................              2,491              1,990
                                                                                          -------------       ------------

      Total liabilities.............................................................             44,181             59,192
                                                                                          -------------       ------------

Shareholders' equity:
  Common stock, $1.00 par value;
    80,000 shares authorized; shares issued:
    1997, 16,311; 1996, 16,127......................................................             16,311             16,127
  Additional paid-in capital........................................................            152,914            148,520
  Retained earnings.................................................................             54,046             38,803
  Cumulative foreign currency translation adjustment................................                163                403
                                                                                          -------------       ------------

       Total shareholders' equity...................................................            223,434            203,853
                                                                                          -------------       ------------

Total liabilities and shareholders' equity..........................................      $     267,615       $    263,045
                                                                                          =============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                    Unaudited


                                                                                                Cumulative
                                                                                                  Foreign
                                                 Common Stock          Additional                Currency
                                                 ------------            Paid-in    Retained    Translation
                                              Shares       Amount        Capital    Earnings    Adjustment        Total
                                              ------       ------      ----------   --------    -----------       -----
Balances, December 31, 1995                   11,018   $   11,018     $   38,340   $   16,545   $      (16)  $    65,887

Common stock offering,
   net of related expenses                     4,600        4,600         98,638        ----         ----        103,238

Awards for stock compensation plans              429          429          9,671        ----         ----         10,100

Exercise of stock purchase warrants               80           80            430        ----         ----            510

Tax effect of issuance of common
    stock for employee benefits                ----         ----           1,441        ----         ----          1,441

Currency translation adjustment                ----         ----           ----         ----           419           419

Net income                                     ----         ----           ----        22,258        ----         22,258
                                          ----------    ---------    -----------   ----------   ----------   -----------

Balance, December 31, 1996                    16,127       16,127        148,520       38,803          403       203,853

Awards for stock compensation
    plans                                        184          184          4,828        ----         ----          5,012

Tax effect of issuance of common
    stock for employee benefits                ----         ----            (434)       ----         ----           (434)

Currency translation adjustment                ----         ----           ----         ----          (240)         (240)

Net Income                                     ----         ----           ----        15,243       ----          15,243
                                          ----------   ----------     -----------  ----------   ----------   -----------

Balances, June 29, 1997                       16,311   $   16,311     $   152,914  $   54,046   $      163   $   223,434
                                          ==========   ==========     ===========  ==========   ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                                    Six Months Ended
                                                                                         ---------------------------------
                                                                                            June 29,            June 30,
                                                                                              1997                1996
                                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................   $      15,243       $       8,531
  Adjustments to reconcile net income
   to cash used in operating activities:
     Depreciation and amortization....................................................           2,304               2,295
     Deferred income tax expense......................................................           3,472                 990
     Employee benefits paid or payable in common stock................................           4,966               3,490
     Provision for loss on long-term agreements.......................................          (1,662)               (577)
     Minority interests...............................................................             495                 470
                                                                                         -------------       -------------
                                                                                                24,818              15,199
     Changes in current assets and liabilities:
       Accounts receivable............................................................         (12,002)             (8,803)
       Inventories....................................................................          (3,433)            (15,287)
       Other current assets...........................................................              (4)                 88
       Accounts payable...............................................................          (7,544)               (144)
       Accrued payroll and employee benefits..........................................          (1,048)              2,003
       Other liabilities..............................................................          (4,637)              2,190
     Other ...........................................................................             (26)                  8
                                                                                         --------------      -------------
Net cash used in operating activities ................................................          (3,876)             (4,746)
                                                                                         --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Short-term investments - matured....................................................          12,324              ----
    Short-term investments - purchased................................................          (2,546)             ----
  Additions to property, plant and equipment..........................................          (4,901)             (1,535)
  Other...............................................................................             141                 (40)
                                                                                         -------------       -------------
Net cash provided by (used in) investing activities...................................           5,018              (1,575)
                                                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving credit agreement............................................         ----                103,865
  Payments on revolving credit agreement..............................................          (1,337)            (97,980)
  Proceeds from long-term debt........................................................         ----                    177
  Payments on long-term debt..........................................................            (711)                (71)
  Book overdraft......................................................................         ----                    317
  Proceeds from exercise of stock purchase warrant....................................         ----                    510
                                                                                         -------------       -------------
Net cash provided by (used in) financing activities...................................          (2,048)              6,818
                                                                                         --------------      -------------

Effect of exchange rates on cash and
  cash equivalents....................................................................             (93)                  2
                                                                                         --------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................            (999)                499

CASH AND CASH EQUIVALENTS:
Beginning of period...................................................................           1,460                 572
                                                                                         -------------       -------------

End of period.........................................................................   $         461       $       1,071
                                                                                         =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1   BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's results of operations and cash flow, for the three and six month periods ended June 29, 1997 and June 30, 1996; and its financial position as of June 29,1997, and December 31, 1996. The balance sheet data as of December 31, 1996, was derived from audited financial statements, but does not include all disclosures contained in the Company's 1996 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

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

NOTE 5  RECLASSIFICATIONS

Certain amounts in the December 31, 1996, balance sheet have been reclassified to conform to current period's presentation. The reclassifications do not affect previously reported results of operations or cash flows.

NOTE 6   SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

At June 29, 1997, all of the Company's short-term investments had maturities of less than one year. The fair value of investments approximates amortized cost.

NOTE 7   INVENTORIES

                                            June 29,             December 31,
                                              1997                   1996
                                          ------------           ------------

     Finished goods.................      $     31,634           $     33,739
     Work-in-progress...............            37,549                 34,897
     Raw materials..................            53,803                 50,917
                                          ------------           ------------

        Total.......................      $    122,986           $    119,553
                                          ============           ============

NOTE 8   CONTINGENCIES

TUNGSTEN CONTAMINATION: In the fourth quarter of 1996, the Company discovered that certain of its finished products contained tungsten particles. The tungsten was introduced into the Company's manufacturing process through the use of titanium recycle which contained tungsten welds. The Company has identified products and customers who have been affected by this matter, and believes that substantially all of the material in question will meet required specifications for its intended end use. Some of the material has been converted into fastener stock and fasteners for the commercial aerospace industry. Pursuant to studies performed by the Company and others, some commercial aerospace manufacturers and the U.S. Federal Aviation Administration have approved the fasteners for use. The Company established a reserve of $750 in the fourth quarter of 1996 to cover customer claims and internal costs. No claims have been paid as of June 29, 1997. The Company continues to believe that established reserves will be adequate to cover claims associated with this matter.

ENVIRONMENTAL MATTERS: The Company is subject to Federal, state, and local statutes and regulations concerning environmental matters and land use. Note 13 to the Company's 1996 Annual Report to Shareholders contains information regarding the Company's environmental matters.

NOTE 9   ACQUISITION OF ROME METALS, INC.

On July 1, 1997, the Company acquired substantially all of the assets and business of Rome Metals, Inc. ("Rome"), a privately owned corporation. Rome, with operations in Western Pennsylvania is a leading provider of finishing services to the titanium, zirconium and specialty metals flat products industries.

NOTE 10   NEW ACCOUNTING PRONOUNCEMENT

CHANGES IN ACCOUNTING PRINCIPLES: In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("FAS 128"). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of FAS 128 is not permitted. The effect of implementing FAS 128 on the Company's earnings per share computations is not expected to be significant.

PART 1:   FINANCIAL INFORMATION
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, DEPENDENCE ON AND CYCLICALITY OF AEROSPACE INDUSTRY, UNCERTAINTY OF EMERGING GOLF MARKET, HIGHLY COMPETITIVE INDUSTRY, SUBSTANTIAL EXCESS PRODUCTION CAPACITY, PLANNED SIGNIFICANT INVESTMENT IN ELECTRON BEAM FURNACE, DEPENDENCE ON ESSENTIAL MACHINERY AND EQUIPMENT, DEPENDENCE ON RAW MATERIALS AND SERVICES, ENVIRONMENTAL REGULATION, LABOR AGREEMENTS, AND CONTINGENCIES DESCRIBED IN THE COMPANY'S FINANCIAL STATEMENTS.

OVERVIEW

Demand for the Company's products remained strong during the second quarter of 1997. The strength of the commercial aerospace industry was the dominant factor behind the Company's second quarter results. The average price per pound for ingot and mill products (the Company's largest two product lines) continued to increase during the quarter. Gross profit margins increased to 26.7% for the second quarter of 1997 compared to 25.6 % for the first quarter. An increase in SG&A expenses relating to the Company's Stock Appreciation Rights (SAR's) program held the Company's second quarter operating margins to 17.3%, compared to 17.7% for the first quarter of 1997.

The U.S. Geological Survey (USGS) reported that U.S. industry shipments of titanium mill products were approximately 15 million pounds for the first quarter of 1997. The USGS reported domestic mill product shipments of 57 million pounds in 1996 and 44 million pounds in 1995. The Company expects domestic shipments of mill products for the full year will be comparable to or slightly higher than those in 1996. The Company further expects that increased demand from the commercial aerospace market, coupled with increases in demand from other markets sectors, will result in record domestic mill product shipments in 1998.

Commercial aerospace related sales represented approximately 69% of the Company's net sales for the second quarter of 1997, compared to approximately 40% for the second quarter of 1996. The commercial aerospace industry is expected to remain the largest source of demand for titanium products for the foreseeable future. International and export sales approximated $16 million, or 23% of net sales, for the second quarter of 1997. International and export sales are principally to markets in Europe and Asia.

Sales for the quarter to the golf club industry totaled $1.9 million, or 3% of sales, compared to $6.9 million, or 10% of sales in the first quarter of 1997. The reduction in sales is due to a combination of inventory accumulation by the golf clubhead producers, their increased efficiency in recycling internal scrap and competition from titanium producers located in the Former Soviet Union. The Company's net sales to golf clubhead producers approximated $40 million in 1996. The Company believes its sales to this industry will approximate $15 million in 1997. Consumer demand for titanium golf clubs remains strong.

The Company continues to offset golf club orders with orders from commercial aerospace customers and other markets. Titanium products destined for the commercial aerospace market typically require longer lead times than products for non-aerospace applications. The Company estimates that the strong demand from the commercial aerospace market, together with the corrosion protection and military markets, will offset the 5 million pound decline in industry shipments to the golf clubhead market in 1997.

The military continues to explore using titanium for armor applications. The Company has developed alloy plate and billet products that have excellent ballistic characteristics, and these products have been selected for programs in the U.S. and Europe. Market development for armor applications is a high priority as the Company believes that titanium usage on tanks and various types of personnel carriers will increase.

The Company's twelve-month sales order backlog was $128 million at June 29, 1997, compared to $152 million and $141 million at March 30, 1997 and June 30, 1996, respectively. Substantially all of the backlog at June 29, 1997 is for product scheduled to ship in the second half of this year. The decline in the backlog is due to the Company's delaying the opening of the 1998 order book. The Company started to accept orders for 1998 the middle of June 1997. Management anticipates that the sales order backlog will increase during the third and fourth quarters. The Company's backlog is based on firm purchase orders with a scheduled delivery date. Customer orders may be subject to cancellation by the customer upon payment of specified charges.

RESULTS OF OPERATIONS

The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1996, and for the six months ended June 29, 1997 and June 30, 1996.

                                  Three Months Ended
                                ----------------------                              Year Ended
                                June 29,      June 30,                             December 31,
                                --------      --------      -----------------------------------------------------------
                                  1997         1996           1996       1995         1994          1993         1992
                                  ----         ----           ----       ----         ----          ----         ----
                                      (unaudited)
Net sales...................... 100.0%       100.0%         100.0%     100.0%       100.0%        100.0%       100.0%
Gross profit (loss)............  26.7         24.3           24.4       10.8          9.3           4.9         (1.0)
Income (loss) from
   operations (1)..............  17.3         15.4           14.8       (0.2)        (3.5)        (11.2)       (10.4)
Net income (loss)..............  11.2%         8.8%           9.4%      (1.6)%       (2.8)%        (7.4)%       (7.4)%

<F1>  A provision for a loss on long-term agreements ("LTA's") of $5.7 million was recorded in 1995. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively.


QUARTERLY RESULTS OF OPERATIONS
-------------------------------

The following table presents the Company's unaudited consolidated quarterly financial data for fiscal years 1995 and 1996, and the first and second quarters of 1997. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                                                            (In millions)
                           1997 Quarter                    1996 Quarters                            1995 Quarters
                         ---------------        --------------------------------       ---------------------------------
                         Second    First        Fourth    Third    Second  First       Fourth(1) Third Second(1)   First
                         ------    -----        ------    -----    ------  -----       --------- ----- ---------   -----

Net sales               $67.3    $  72.0        $62.1   $64.7    $58.8    $51.3        $39.7    $41.2    $35.2     $ 30.8
Gross profit             18.0       18.4         16.9    16.2     14.2     10.4          1.2      4.1      5.3        5.3
Income (loss)
  from operations        11.6       12.7         10.7     9.8      9.0      5.5         (3.4)     0.1      1.4        1.6
Net income (loss)       $ 7.5    $   7.7        $ 7.3   $ 6.4    $ 5.2    $ 3.3        $(3.0)   $(0.4)   $ 0.5     $  0.5
-------------

<F1>During the second quarter of 1995, the Company reported a pre-tax charge to income of $1.3 million to reflect the impact of projected conversion costs on LTA's which were in excess of selling price. During the fourth quarter of 1995, the Company reported a pre-tax charge to income of $4.4 million to reflect the impact of increased raw material costs on long-term agreements.

COMPARISON OF SECOND QUARTER OF 1997 TO SECOND QUARTER OF 1996
--------------------------------------------------------------

NET SALES. Net sales increased $8.6 million, or 15% to $67.3 million in the second quarter of 1997, compared to $58.8 million in 1996. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $8.6 million sales increase, $3.8 million was the result of volume increases and $4.8 million from higher average selling prices.

TITANIUM SPONGE. During the second quarter of 1997, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI Titanium Company ("RMI") under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services decreased 20% to $3.7 million from $4.6 million for the second quarter of 1997 compared to the second quarter of 1996. Sponge shipments decreased 3% and the average sponge price per pound decreased 18%. The decrease in the average price per pound is related to a decrease in sales of high purity sponge, which the Company started selling in 1996 to the electronics industry. The Company expects to continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI (approximately 45% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from foreign producers, and is not marketing its internally produced sponge. The Company is in the process of expanding its sponge production facility, and estimates that output may increase by approximately 10% in 1998.

INGOT. Sales of ingot increased 80% to $22.5 million for the second quarter of 1997 compared to $12.5 million for the second quarter of 1996. Ingot shipments increased 19% and the average ingot price per pound increased 51%. The Company operated its melt facilities at near capacity during the second quarter of 1997 and expects to continue to do so for the remainder of 1997. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales decreased 7% to $18.4 million for the second quarter of 1997 compared to $19.7 million for the second quarter of 1996. Shipments of mill products decreased 22%, and the average price per pound increased 20%. Sales to producers of golf clubheads decreased $7.2 million during the second quarter of 1997 compared to the comparable period of 1996. Sales to producers of aerospace components are responsible for a substantial portion of mill product sales.

A decrease in shipments to golf clubhead producers accounted for the majority of the decrease in mill product sales. The Company continues to replace golf orders with new orders from commercial aerospace customers and other markets. Approximately $2.5 million of mill product shipments scheduled for release in the second quarter were delayed as a result of the failure of the Company's forge press in June. The forge press was repaired and operations restarted prior to the beginning of the third quarter.

DISTRIBUTION. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the second quarter of 1997, sales of service center products decreased 2% to $17.6 million compared to $18.0 million for the second quarter of 1996. Distribution sales remained relatively flat between the two quarters. Sales to the industrial markets have moderated, while the demand for commercial aerospace products has increased. Due to high demand, the Company's service centers have had difficulty obtaining certain commercial aerospace products from vendors.

CASTINGS. Sales of castings increased 12% to $2.8 million for the second quarter of 1997 compared to $2.5 million for the second quarter of 1996. The Company is expanding its casting facilities.

COST OF SALES AND GROSS PROFIT. Cost of sales for the second quarter of 1997 increased 11% to $49.3 million, compared to $44.5 million in the second quarter of 1996. The primary reasons for the increase in cost of sales were increased shipments, higher material costs for the distribution business, and a shift in mix to more costly aerospace products. The Company's gross profit margin increased to 26.7% for the second quarter of 1997 from 24.3% for the second quarter of 1996, as a result of higher prices and improved production efficiencies.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES ("RT&D"). RT&D expenses increased $0.4 million during the second quarter of 1997 to $0.8 million compared to the second quarter of 1996. The increase relates to the ongoing development of enhanced manufacturing processes and product development. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A increased $0.7 million, or 15%, for the second quarter of 1997 to $5.6 million from $4.9 million compared to the second quarter of 1996. The increase is primarily a result of additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A remained constant. Fluctuations in the market price of the Company's common stock affect the amount of expenses incurred under the Company's Stock Appreciation Rights ("SAR's") Plan. During the first quarter of 1997, SG&A expense was reduced by $0.6 million as a result of the affect of a decrease in the price of the Company's common stock on the SAR's Plan. During the second quarter of 1997, expenses under the Company's SAR's Plan were $0.6 million.

INTEREST INCOME. Net proceeds from the Offering (See Offering under Liquidity and Capital Resources) have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in interest income.

INTEREST EXPENSE. Interest expense decreased $0.5 million to $0.2 million in the second quarter of 1997 compared to the second quarter of 1996, resulting from a decrease in average borrowings. In August 1996, the Company paid down its U.S. revolving credit agreement with funds received from the Offering.

PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $4.5 million, or an effective tax rate of 37% (on income before income taxes and minority interests) for the second quarter of 1997 compared to $2.9 million, or an effective tax rate of 35% for the comparable period in 1996. The difference between the federal and state combined statutory tax rate of 40% and the 1997 effective tax rate of 37% was due to favorable amendments of the Company's prior year's tax returns. The difference between the federal and state combined statutory tax rate and the effective tax rate of 35% for the second quarter of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowances, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

NET INCOME. The Company reported net income of $7.5 million, $0.46 per share, for the second quarter of 1997 compared to net income of $5.2 million, $0.45 per share, for the comparable period in 1996.

COMPARISON OF FIRST SIX MONTHS OF 1997 TO FIRST SIX MONTHS OF 1996
------------------------------------------------------------------

NET SALES. Net sales increased $29.3 million, or 27% to $139.4 million in the first six months of 1997, compared to $110.1 million in 1996. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $29.3 million sales increase, $14.3 million was the result of volume increases and $15.0 million from higher average selling prices.

TITANIUM SPONGE. During the first six months of 1997, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services decreased 4% to $7.5 million from $7.8 million for the first six months of 1997 compared to the first six months of 1996. Sponge shipments increased 18% and the average sponge price per pound decreased 19%. The decrease in the average price per pound is related to a decrease in sales of high purity sponge to the electronics industry, to which the Company started selling in 1996. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI.

INGOT. Sales of ingot increased 92% to $41.7 million for the first six months of 1997 compared to $21.7 million for the first six months of 1996. Ingot shipments increased 27% and the average ingot price per pound increased 51%. The Company operated its melt facilities at near capacity during the first six months of 1997 and expects to continue to do so for the remainder of 1997. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including, billet, bar, plate, sheet and engineered parts. Mill product sales increased 15% to $43.3 million for the first six months of 1997 compared to $37.6 million for the first six months of 1996. Shipments of mill products decreased 11% and the average price per pound increased 29%. Sales to producers of golf clubheads decreased $8.2 million during the first six months of 1997, compared to the comparable period of 1996. Sales to producers of aerospace components are responsible for a substantial portion of the growth in mill product sales.

DISTRIBUTION. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. During the first six months of 1997, sales of service center products increased 6% to $36.7 million compared to $34.7 million for the first six months of 1996. The increase in sales was due to increased shipments and favorable pricing and product mix.

CASTINGS. Sales of castings increased 19% to $5.6 million for the first six months of 1997 compared to $4.7 million for the first six months of 1996. The Company is operating at a higher production rate in 1997 and is expanding its casting facilities.

COST OF SALES AND GROSS PROFIT. Cost of sales for the first six months of 1997 increased 21% to $103.0 million, compared to $85.4 million in the first six months of 1996. The primary reason for the increase in cost of sales was increased shipments. The Company's gross profit margin increased to 26.1% for the first six months of 1997 from 22.4% for the first six months of 1996, as a result of higher prices and improved production efficiencies.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. RT&D increased by $0.5 million for the first six months of 1997 to $1.4 million from the comparable six month period of 1996. The increase relates to the development of enhanced manufacturing processes and alloy development. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $1.5 million, or 16%, for the first six months of 1997 to $10.6 million from $9.2 million in the comparable six month period of 1996. The increase is primarily a result of additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A decreased to 7.6% in the first six months of 1997 from 8.3% in the first six months of 1996.

INTEREST INCOME. Net proceeds from the Offering have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in Interest Income.

INTEREST EXPENSE. Interest expense decreased $0.9 million to $0.4 million in the first six months of 1997 compared to the first six months of 1996, resulting from a decrease in borrowings. In August 1996, the Company paid down its U.S. revolving credit agreement with funds received from the Offering.

PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $9.8 million, or an effective tax rate of 38% (on income before income taxes and minority interests) for the first six months of 1997 compared to $4.2 million, or an effective tax rate of 32% for the comparable period in 1996. The difference between the federal and state combined statutory tax rate of 40% and the effective tax rate of 38% for the first six months of 1997 is related to favorable amendments of the Company's prior year's tax returns. The difference between the federal and state combined statutory tax rate and the effective tax rate of 32% for the first six months of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance, reflecting the belief that it is more likely than not that the deferred tax assets will be realized by the Company.

NET INCOME. The Company reported net income of $15.2 million, $0.93 per share, for the first six months of 1997 compared to net income of $8.5 million, $0.75 per share, for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
--------

Net cash used in operating activities totaled $3.9 million for the first six months of 1997, compared to $4.7 million for the comparable period of 1996. For the first six months of 1997, the Company reported net income of $15.2 million, compared to $8.5 million for the comparable period of 1996. Increases in sales accounted for the increased levels of accounts receivable, which represented the primary use of cash for the six month period ended June 29, 1997. The increase in the amount of working capital used in operating activities is a trend which began in the second quarter of 1994, consistent with the Company's experience of increasing sales, sales order backlog and production.

During the first six months of 1997 and 1996, the Company incurred $5.0 million and $3.5 million, respectively, in expenses relating to its Stock Compensation Plans and Savings Plan. Increases in the average market value of the Company's common stock and in the number of eligible employees are the primary factors for the 1997 increase.

Net cash provided by investing activities totaled $5.0 million for the first six months of 1997 compared to net cash used in investing activities of $1.6 million for the comparable period of 1996. During the first six months of 1997, the Company utilized $9.8 in short-term investments primarily to fund working capital requirements and capital additions. The Company's additions to property, plant and equipment totaled $4.9 million and $1.5 million in the first six months of 1997 and 1996, respectively.

Net cash used in financing activities totaled $2.0 million for the first six months of 1997, compared to net cash provided by financing activities of $6.8 million for the comparable period of 1996

REVIEW OF SIGNIFICANT WORKING CAPITAL ACCOUNTS
----------------------------------------------

SHORT-TERM INVESTMENTS. Proceeds from the Offering have been invested in a portfolio of highly-liquid debt securities. The Company reported $53.6 million in short-term investments as of June 29, 1997. The Company had no short-term investments as of June 30, 1996.

INVENTORIES. Inventories increased by $3.4 million, or 3% during the first six months of 1997, to $123.0 million, while they increased $15.3 million, or 23%, to $81.3 million during the comparable period of 1996. During 1996, the Company increased its level of inventories in response to a growing sales backlog and increased production levels. While sales increased during the first six months of 1997, inventory levels remained relatively unchanged. The Company's manufacturing facilities are presently operating at near capacity.

ACCOUNTS RECEIVABLE. Accounts receivable increased by $12.0 million, or 32%, during the second quarter of 1997 to $49.3 million, while receivables increased by $8.8 million, or 34% to $34.7 million during the comparable period of 1996. The increase in accounts receivable is primarily the result of an increase in sales volume.

ACCOUNTS PAYABLE. Accounts payable decreased $7.5 million, or 38%, during the first six months of 1997 to $12.4 million. The decrease in accounts payable during the first six months of 1997 reflects a decrease in the level of raw material purchases. Accounts payable at June 30, 1996, was $16.8 million, and remained substantially unchanged compared to the balance at December 31, 1995.

ACCRUED PAYROLL AND RELATED LIABILITIES. Accrued payroll and employee benefits decreased by $1.2 million, or 11% during the second quarter of 1997 to $9.5 million, while they increased by $2.4 million, or 35% to $9.0 million during the comparable period of 1996. The decrease during the first six months of 1997 is attributable to payments of year-end bonuses. For the first six months of 1996, accruals related to the Company's Stock Compensation Plan and Savings Plans accounted for a substantial portion of the increase.

OFFERING
--------

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

CREDIT AGREEMENTS
-----------------

The Company may borrow up to $10 million under the terms of a U.S. revolving credit agreement with BankAmerica Business Credit, Inc. ("BABC"). The U.S. credit agreement expires in September 1997. There was no balance outstanding under the credit agreement as of June 29, 1997. As of June 29, 1997, interest charged under the credit agreement was calculated based on BABC's reference rate plus 1.0% or a borrowing option based on LIBOR plus 2.5%. The Company is in the process of negotiating a new $60 million credit agreement.

Titanium International Limited, a subsidiary of TI, has a short-term credit facility with Midland Bank plc, in the U.K., permitting borrowings of approximately $3.5 million. The U.K. credit agreement is subject to renewal in May 1998. The balance outstanding under the U.K. credit agreement as of June 29, 1997 was $1.0 million.

CAPITAL EXPENDITURES
--------------------

The Company intends to use approximately $38.5 million of the net proceeds from the Offering for the construction, start-up, and product qualification costs for a new EB furnace and related raw material processing facilities. The construction and production ramp-up periods are expected to take approximately 18 months with approximately $9 million expended in 1997 (design and procurement and construction phases), and approximately $29.5 million in 1998 (construction and testing phases).

The Company also intends to use approximately $15 million of the net proceeds from the Offering to establish or purchase additional service centers.

The Company anticipates that capital expenditures during 1997, excluding the EB furnace, will approximate $10 million, which will be provided by both presently available and internally generated funds or credit facilities. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. Except for certain items relating to the construction of the EB furnace, the Company has no material open commitments that obligate it to make future capital expenditures.

INCOME TAXES
------------

The Company anticipates that in 1997 it will fully utilize its federal alternative minimum tax (AMT) credit carryforwards of $0.7 million and its remaining State of Oregon net operating loss carryforwards of $10.5 million. In addition to federal and State of Oregon income taxes, the Company pays income and franchise taxes in various foreign jurisdictions and states. The Company amended certain of its prior years federal tax returns, reducing its second quarter 1997 provision for income taxes by $0.4 million.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------

The Company's access to borrowing facilities, public markets, and internally generated cash are expected to be sufficient to support the Company's operating needs and to finance its continued growth, acquisitions, capital expenditures and repayment of long-term debt obligations.

NON-U.S. OPERATIONS AND MONETARY ASSETS
---------------------------------------

Approximately 7% of the Company's net sales for the second quarter of 1997 were derived from its service centers in the U.K., Germany and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in the second quarter of 1997.

ACQUISITIONS
------------

The Company acquired the assets of Rome Metals, Inc., on July 1, 1997. See Note 9 to the Financial Statements. The Company paid a portion of the purchase price in cash, and financed the balance of the purchase with a five-year mortgage and one-year notes secured by letters of credit. The Company has adequate liquidity to meet its obligations to the seller upon maturity of the notes in June 1998.

PART 2:  OTHER INFORMATION

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K

     A.         Exhibits

                10.1    Form of Indemnification Agreement

                11.1    Earnings Per Share Computation

                27.1    Financial Data Schedule

     B.         Forms 8-K

                The Company filed a current report on Form 8-K on April 25, 1997. Effective January 1, 1997, the Company changed its calendar year to a 52-53 week fiscal year with reporting periods ending on the Sunday closest to the end of the calendar quarter or year.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OREGON METALLURGICAL CORPORATION
                                      Registrant



Date:  July 30, 1997                   /s/ Dennis P. Kelly
                                      ---------------------------------------
                                      Dennis P. Kelly
                                      Vice President, Finance and
                                      Chief Financial Officer

                                      Signing on behalf of the Registrant and as Chief Accounting Officer