Form 10-Q
period 1997-09-28
OREGON METALLURGICAL CORP
filed 1997-11-12
CIK 74856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 1997
                                               ------------------

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
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                   Outstanding as of November 10, 1997
     -----------------------------      -----------------------------------
     Common stock, $1.00 par value                   16,501,575

================================================================================

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited


                                                         Three Months Ended                      Nine Months Ended
                                                   ---------------------------------       --------------------------------
                                                   September 28,       September 30,       September 28,      September 30,
                                                       1997                1996                  1997               1996
                                                   -------------       -------------       -------------      -------------

Net sales......................................   $     75,051        $     64,729          $   214,419       $    174,798
Cost of sales..................................         54,046              48,490              157,003            133,930
                                                  -------------       -------------         ------------      ------------

GROSS PROFIT ..................................         21,005              16,239               57,416             40,868

Selling, general and administrative
  expenses.....................................          5,880               5,895               16,515             15,053
Research, technical and product
  development expenses.........................            740                 510                2,142              1,453
                                                  -------------       -------------         ------------      ------------

INCOME FROM OPERATIONS.........................         14,385               9,834               38,759             24,362

Interest income................................          1,027                 180                2,620                180
Interest expense...............................           (482)               (477)                (878)            (1,812)
Minority interests.............................           (218)               (273)                (713)              (743)
                                                  -------------       -------------         ------------      -------------

INCOME BEFORE INCOME TAXES.....................         14,712               9,264               39,788             21,987

Income tax expense.............................          5,309               2,819               15,142              7,011
                                                  -------------       -------------         ------------      -------------

NET INCOME.....................................   $      9,403        $      6,445          $    24,646       $     14,976
                                                  =============       =============         ============      =============

Net income per share...........................   $       0.57        $       0.48          $      1.49       $       1.24
                                                  =============       =============         ============      =============

Weighted average common shares
  and equivalents outstanding  ................         16,618              13,443               16,526             12,118
                                                  =============       =============         ============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)


                                                                                           Unaudited
                                                                                         September 28,        December 31,
                                                                                              1997                1996
                                                                                         -------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents.....................................................         $       2,420        $      1,460
  Short-term investments available-for-sale.....................................                34,326              63,353
  Accounts receivable, less allowance for doubtful
     accounts of $768 and $494..................................................                62,183              37,300
  Inventories...................................................................               116,725             119,553
  Other current assets..........................................................                   561                 406
  Deferred tax assets...........................................................                 2,001               4,701
                                                                                         -------------        ------------

       Total current assets.....................................................               218,216             226,773

Property, plant and equipment, net..............................................                52,008              34,890

Goodwill........................................................................                17,011                 732

Other assets, net...............................................................                   768                 650
                                                                                         -------------        ------------

      Total assets..............................................................         $     288,003        $    263,045
                                                                                         =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.............................................         $      2,837         $      3,785
  Accounts payable .............................................................               17,517               19,915
  Accrued payroll and employee benefits.........................................               11,362               10,650
  Accrued loss on long-term agreements..........................................                  418                2,710
  Other liabilities.............................................................                5,946                9,231
                                                                                         ------------         ------------

    Total current liabilities...................................................               38,080               46,291

Long-term debt, less current portion............................................                4,650                4,212
Deferred tax liabilities........................................................                5,618                5,078
Accrued postretirement benefit..................................................                1,693                1,621
Minority interests..............................................................                2,701                1,990
                                                                                         ------------          -----------

      Total liabilities.........................................................               52,742               59,192
                                                                                         ------------          -----------

Shareholders' equity:
  Common stock, $1.00 par value;
    80,000 shares authorized; shares issued:
    1997, 16,445; 1996, 16,127..................................................               16,445               16,127
  Additional paid-in capital....................................................              155,342              148,520
  Retained earnings.............................................................               63,449               38,803
  Cumulative foreign currency translation adjustment............................                   25                  403
                                                                                         ------------          -----------

       Total shareholders' equity...............................................              235,261              203,853
                                                                                         ------------          -----------

Total liabilities and shareholders' equity......................................         $    288,003          $   263,045
                                                                                         ============          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                    Unaudited



                                                                                                Cumulative
                                                                                                  Foreign
                                                                       Additional                Currency
                                                  Common Stock          Paid-in     Retained    Translation
                                              -------------------
                                              Shares     Amount         Capital     Earnings    Adjustment      Total
                                              ------   ----------     ----------   ----------   -----------  ------------
Balances, December 31, 1995                   11,018   $   11,018     $   38,340   $   16,545   $      (16)  $     65,887

Common stock offering,
   net of related expenses                     4,600        4,600         98,638      ----         ----           103,238

Awards for stock compensation plans              429          429          9,671      ----         ----            10,100

Exercise of stock purchase warrants               80           80            430      ----         ----               510

Tax effect of issuance of common
    stock for employee benefits              ----         ----             1,441      ----         ----             1,441

Currency translation adjustment              ----         ----           ----         ----             419            419

Net income                                   ----         ----           ----          22,258      ----            22,258
                                          ----------   ----------     ----------   ----------   ----------   ------------

Balance, December 31, 1996                    16,127       16,127        148,520       38,803          403        203,853

Awards for stock compensation
    plans                                        318          318          7,291      ----         ----             7,609

Tax effect of issuance of common
    stock for employee benefits              ----         ----              (469)     ----         ----              (469)

Currency translation adjustment              ----         ----           ----         ----            (378)          (378)

Net Income                                   ----         ----           ----         24,646       ----            24,646
                                          ----------   ----------     ----------   ----------   ----------   ------------

Balances, September 28, 1997                  16,445   $   16,445     $  155,342   $  63,449    $       25   $    235,261
                                          ==========   ==========     ==========   =========    ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                OREGON METALLURGICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                              Nine Months Ended
                                                                                       ---------------------------------
                                                                                       September 28,       September 30,
                                                                                           1997                1996
                                                                                       -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................   $      24,646       $       14,976
  Adjustments to reconcile net income
   to cash used in operating activities:
     Depreciation and amortization..................................................           4,021                3,562
     Deferred income tax expense....................................................           3,240                  889
     Employee benefits paid or payable in common stock..............................           7,595                5,463
     Provision for loss on long-term agreements.....................................          (2,292)                (855)
     Minority interests.............................................................             713                  743
                                                                                       -------------       --------------
                                                                                              37,923               24,778
     Changes in current assets and liabilities:
       Accounts receivable..........................................................         (24,929)             (11,169)
       Inventories..................................................................           2,828              (27,841)
       Other current assets.........................................................            (308)                 (21)
       Accounts payable.............................................................          (2,408)              (1,049)
       Accrued payroll and employee benefits........................................             839                3,326
       Other liabilities............................................................          (4,846)               5,133
     Other .........................................................................             (34)             ----
                                                                                       -------------       --------------
Net cash provided by (used in) operating activities.................................           9,065               (6,843)
                                                                                       -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Short-term investments - matured..................................................          31,573              ----
             Short-term investments - purchased.....................................          (2,546)              (9,761)
  Additions to property, plant and equipment........................................         (10,831)              (2,403)
  Acquisition of a business:
      Fair value of assets acquired.................................................          (9,958)              ----
      Purchase price of business in excess of net assets acquired...................         (15,209)              ----
  Other.............................................................................             112                  170
                                                                                       -------------       --------------
Net cash used in investing activities...............................................          (6,859)             (11,994)
                                                                                       --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit agreement..........................................             854              149,286
  Payments on revolving credit agreement............................................          (1,840)            (168,718)
  Proceeds from long-term debt......................................................          ----                    177
  Payments on long-term debt........................................................          (1,114)                 (99)
  Book overdraft....................................................................          ----                  2,902
  Net proceeds from stock offering..................................................          ----                103,276
  Proceeds from exercise of stock purchase warrant..................................          ----                    510
  Special tax refund................................................................           1,107                8,097
  Special tax refund dividend.......................................................          ---                  (6,557)
                                                                                       -------------       --------------
 Net cash provided by (used in) financing activities................................            (993)              88,874
                                                                                       --------------      --------------
Effect of exchange rates on cash and cash equivalents...............................            (253)              ---
                                                                                       --------------      --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................             960               70,037
CASH AND CASH EQUIVALENTS:
Beginning of period.................................................................           1,460                  572
                                                                                       -------------       --------------
End of period.......................................................................   $       2,420       $       70,609
                                                                                       =============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1   COMPANY MERGER WITH ALLEGHENY TELEDYNE INCORPORATED

On October 31, 1997, the Company entered into a definitive merger agreement in which Allegheny Teledyne will acquire the Company as a wholly-owned subsidiary. Each outstanding share of the Company's common stock will be converted into
1.296 shares of Allegheny Teledyne common stock. Allegheny Teledyne is a technology-based manufacturing company with a concentration in specialty metals. The expected transaction provides the Company's shareholders with an approximate 11 percent ownership of the combined company, based on the closing prices of outstanding common stock of the two companies on October 31, 1997. The merger is expected to be tax free to the Company's shareholders, and will be accounted for under the pooling of interests method.

NOTE 2   BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared by Oregon Metallurgical Corporation ("OREMET") and its subsidiaries (the "Company") without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's results of operations and cash flow, for the three and nine month periods ended September 28, 1997 and September 30, 1996; and its financial position as of September 28,1997, and December 31, 1996. The balance sheet data as of December 31, 1996, was derived from audited financial statements, but does not include all disclosures contained in the Company's 1996 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report to Shareholders.

The results of operations of interim periods are not necessarily indicative of the operating results of a full year or future years.


NOTE 3   ORGANIZATION AND OPERATIONS

The Company is one of two U.S. integrated producers and distributors of titanium sponge, ingot, mill products and castings for use in the aerospace, industrial, golf and military markets.


NOTE 4   BASIS OF CONSOLIDATION

Titanium Industries, Inc. ("TI") an eighty percent (80%) owned subsidiary operates full-line titanium metal service centers in the United States, Canada, United Kingdom and Germany and produces small diameter bar, weld wire and fine wire. Rome Metals, Inc. ("Rome") was acquired by the Company on July 1, 1997 (See Note 10). The consolidated financial statements of the Company include the accounts of TI, and the Company's wholly-owned subsidiaries, Rome and OREMET France S.a.r.l. TI's accounts reflect the activities of its wholly-owned subsidiaries, Titanium International, LTD., Titanium Wire Corporation and Titanium International GmbH. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 5  CHANGE IN FISCAL YEAR

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


NOTE 6  RECLASSIFICATIONS

Certain amounts in the December 31, 1996, balance sheet have been reclassified to conform to current period's presentation. The reclassifications do not affect previously reported results of operations or cash flows.


NOTE 7  SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

At September 28, 1997, all of the Company's short-term investments had maturities of less than one year. The fair value of investments approximates amortized cost.

NOTE 8   INVENTORIES

                                                               September 28,            December 31,
                                                                    1997                    1996
                                                               -------------            ------------

     Finished goods.......................................      $     29,293            $      33,739
     Work-in-progress.....................................            37,725                   34,897
     Raw materials........................................            49,707                   50,917
                                                                ------------            -------------

        Total.............................................      $    116,725            $     119,553
                                                                ============            =============


NOTE 9  CONTINGENCIES

TUNGSTEN CONTAMINATION: In the fourth quarter of 1996, the Company discovered that certain of its finished products contained tungsten particles. The tungsten was introduced into the Company's manufacturing process through the use of titanium recycle which contained tungsten welds. The Company has identified products and customers who have been affected by this matter, and believes that substantially all of the material in question will meet required specifications for its intended end use. Some of the material has been converted into fastener stock and fasteners for the commercial aerospace industry. Pursuant to studies performed by the Company and others, some commercial aerospace manufacturers and the U.S. Federal Aviation Administration have approved the fasteners for use. The Company established a reserve of $750 in the fourth quarter of 1996 to cover customer claims and internal costs. Minimal costs have been incurred by the Company as of September 28, 1997, relating to this matter. The Company continues to believe that established reserves will be adequate to cover claims associated with this matter.

ENVIRONMENTAL MATTERS: The Company is subject to Federal, state, and local statutes and regulations concerning environmental matters and land use. Note 13 to the Company's 1996 Annual Report to Shareholders contains information regarding the Company's environmental matters.


NOTE 10   ACQUISITION OF ROME METALS, INC.

On July 1, 1997, the Company acquired substantially all of the assets and business of Rome Metals, Inc. ("Rome"), a privately owned corporation. Rome, with operations in Western Pennsylvania, is a leading provider of finishing services to the titanium, zirconium and specialty metals flat products industries.

The acquisition of Rome was accounted for as a purchase, and accordingly, Rome's results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through available short-term investments and issuance of a promissory note, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired (goodwill) is being amortized over fifteen years.

Pro forma consolidated results are not presented for the Rome acquisition, as it is not material to the consolidated results of operations.


NOTE 11   NEW ACCOUNTING PRONOUNCEMENT

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


MERGER AGREEMENT

On October 31, 1997, Oregon Metallurgical Corporation ("OREMET" or "the Company") and Allegheny Teledyne Incorporated ("Allegheny") announced that the two companies had entered into a definitive merger agreement. The merger is subject to the approval of OREMET's shareholders and federal regulations. The merger plan anticipates that Allegheny will acquire OREMET as a wholly-owned subsidary and each outstanding share of OREMET common stock will be converted into 1.296 shares of Allegheny common stock. Allegheny is a technology-based manufacturing company, with a concentration in specialty metals.

The merger will provide OREMET shareholders with an approximate 11% ownership interest in the combined company.


OVERVIEW

Demand for the Company's products remained strong during the third quarter of 1997. The strength of the commercial aerospace industry was the dominant factor behind the Company's third quarter results. The average price per pound for ingot and mill products (the Company's two largest product lines) continued to increase during the quarter. Gross profit margins increased to 28% for the third quarter of 1997 compared to 27% for the second quarter.

The U.S. Geological Survey (USGS) reported that U.S. industry shipments of titanium mill products were approximately 29 million pounds for the first half of 1997. The USGS reported domestic mill product shipments of 57 million pounds in 1996 and 44 million pounds in 1995. The Company expects domestic shipments of mill products for the full year will be comparable to or slightly higher than those in 1996. The Company further expects that increased demand from the commercial aerospace market, coupled with increases in demand from other markets sectors, will result in record domestic mill product shipments for the industry in 1998.

Commercial aerospace related sales represented approximately 63% of the Company's sales for the first nine months of 1997, compared to approximately 43% for the same period of 1996. The commercial aerospace industry is expected to remain the largest source of demand for titanium products for the foreseeable future. International and export sales approximated $43 million, or 20% of sales, for the first nine months of 1997. International and export sales are principally to markets in Europe and Asia.

Third quarter sales to the golf club industry totaled $0.5 million, compared to $11.3 million, or 18% of sales in the third quarter of 1996. The reduction in sales is due to a combination of inventory accumulation by the golf clubhead producers, their increased efficiency in recycling internal scrap and competition from titanium producers located in the Former Soviet Union. The Company's net sales to golf clubhead producers approximated $40 million in 1996. The Company believes its sales to this industry will be less than $10 million in 1997. Consumer demand for titanium golf clubs remains strong.

The Company continues to offset golf club orders with orders from commercial aerospace customers and other markets. Titanium products destined for the commercial aerospace market typically require longer lead times than products for non-aerospace applications. The Company estimates that the strong demand from the commercial aerospace market, together with the corrosion protection and military markets, will offset the decline in industry shipments to the golf clubhead market in 1997.

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

The Company's twelve-month sales order backlog was $150 million at September 28, 1997, compared to $128 million and $160 million at June 29, 1997, and September 30, 1996, respectively. The Company's backlog is based on firm purchase orders with a scheduled delivery date. Customer orders may be subject to cancellation by the customer upon payment of specified charges.

The Company acquired the assets of Rome Metals, Inc., on July 1, 1997. See Note 10 to the Financial Statements. The Company paid a portion of the purchase price in cash, and financed the balance of the purchase with a five-year mortgage.

RESULTS OF OPERATIONS

The following table sets forth certain operating items of the Company's consolidated results of operations as a percentage of net sales for each of the years in the five-year period ended December 31, 1996, and for the three months ended September 28, 1997 and September 30, 1996.

                                   Three Months Ended                              Year Ended
                                 ----------------------
                                Sept. 28,    Sept. 30,                            December 31,
                                ---------    ---------       -------------------------------------------------------
                                 1997         1996           1996       1995         1994          1993         1992
                                 ----         ----           ----       ----         ----          ----         ----
                                    (unaudited)
Net sales...................... 100.0%       100.0%         100.0%     100.0%       100.0%        100.0%       100.0%
Gross profit (loss)............  28.0         25.1           24.4       10.8          9.3           4.9         (1.0)
Income (loss) from
   operations (1)..............  19.2         15.2           14.8       (0.2)        (3.5)        (11.2)       (10.4)
Net income (loss)..............  12.5         10.0            9.4       (1.6)        (2.8)         (7.4)        (7.4)

(1) A provision for a loss on long-term agreements ("LTA's") of $5.7 million was recorded in 1995. Gross profit and income from operations, exclusive of this provision, as a percentage of net sales would have been 13.8% and 2.8% in 1995, respectively.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------

The following table presents the Company's unaudited consolidated quarterly financial data for fiscal year 1996, and the first, second and third quarters of 1997. Although the Company's business is not seasonal, growth rates of sales have varied from quarter to quarter as a result of the timing of new products, industry cyclicality and general U.S. and international economic conditions.

                                                                   (In millions)
                                            1997 Quarters                                        1996 Quarters
                                 ---------------------------------              ---------------------------------------------
                                  Third        Second        First              Fourth        Third       Second        First
                                  -----        ------        -----              ------        -----       ------        -----

Net sales                        $  75.1       $ 67.3       $ 72.0              $ 62.1       $ 64.7       $ 58.8       $  51.3
Gross profit                        21.0         18.0         18.4                16.9         16.2         14.2          10.4
Income from operations              14.4         11.6         12.7                10.7          9.8          9.0           5.5
Net income                           9.4          7.5          7.7                 7.3          6.4          5.2           3.3

COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996
------------------------------------------------------

NET SALES. Net sales increased by $10.3 million, or 16% to $75.1 million in the third quarter of 1997, compared to $64.7 million in 1996. The increase in sales was primarily driven by increased demand and higher prices for both the Company's manufactured and service center products. Of the $10.3 million sales increase, $2.5 million was the result of volume increases and $7.8 million from higher average selling prices.

TITANIUM SPONGE. During the third quarter of 1997, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI Titanium Company ("RMI") under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services of $4.0 million, remained substantially constant between the two quarters. Sponge shipments decreased 5% and the average sponge price per pound increased 6%. The Company expects to continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI (approximately 45% of capacity in 1996). The Company is presently supplementing its sponge production with purchases from foreign producers, and is not marketing its internally produced sponge.

INGOT. Sales of ingot increased 77% to $20.1 million for the third quarter of 1997 compared to $11.4 million for the third quarter of 1996. Ingot shipments increased 24% and the average ingot price per pound increased 42%. The Company operated its melt facilities at near capacity during the third quarter of 1997 and expects to continue to do so for the remainder of the year. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including: billet, bar, plate, sheet and engineered parts. Mill product sales decreased 8% to $25.0 million for the third quarter of 1997 compared to $27.3 million for the third quarter of 1996. Shipments of mill products decreased 29%, and the average price per pound increased 26%. Sales to producers of golf clubheads decreased during the third quarter of 1997 compared to the same period of 1996. Sales to producers of aerospace components are responsible for a substantial portion of mill product sales.

The decrease in shipments to golf clubhead producers accounted for the majority of the decrease in mill product sales. The Company continues to replace golf orders with new orders from commercial aerospace customers and other markets.

DISTRIBUTION AND SERVICE. The Company's sales and service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. Distribution and service sales for the third quarter of 1997 include the sales of Rome Metals, Inc., acquired by the Company on July 1, 1997. During the third quarter of 1997, distribution and service sales increased 15% to $20.7 million, compared to $18.0 million for the third quarter of 1996, primarily due to the Rome acquisition. Sales to the industrial markets have moderated, while the demand for commercial aerospace products has increased. Due to high demand, the Company's service centers have had difficulty obtaining certain commercial aerospace products from vendors.

CASTINGS. Sales of castings increased 38% to $3.6 million for the third quarter of 1997 compared to $2.6 million for the third quarter of 1996. The Company is expanding its casting facilities.

COST OF SALES AND GROSS PROFIT. Cost of sales for the third quarter of 1997 increased 11% to $54.0 million, compared to $48.5 million in the third quarter of 1996. The primary reasons for the increase in cost of sales were increased shipments, higher material costs for the distribution business, and a shift in mix to more costly aerospace products. The Company's gross profit margin increased to 28% for the third quarter of 1997 from 25% for the third quarter of 1996, primarily as a result of higher prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A of $5.9 million remained substantially constant between the two quarters. As a percentage of sales, SG&A decreased to 7.8% from 9.1% in the third quarter of 1996. Fluctuations in the market price of the Company's common stock affect the amount of expenses incurred under the Company's Stock Appreciation Rights ("SAR's") Plan.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES ("RT&D"). RT&D expenses increased $.2 million during the third quarter of 1997 to $.7 million compared to the third quarter of 1996. The increase relates to the ongoing development of improved manufacturing processes and product development. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

INTEREST INCOME. Net proceeds from the Offering (See Offering under Liquidity and Capital Resources) have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in interest income.

INTEREST EXPENSE. Interest expense remained substantially unchanged between the two quarters.

PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $5.3 million, or an effective tax rate of 36% (on income before income taxes and minority interests) for the third quarter of 1997 compared to $2.8 million, or an effective tax rate of 30% for the comparable period in 1996. The difference between the federal and state combined statutory tax rate of 40% and the 1997 effective tax rate of 36% was due to the Company's ability to utilize tax credits which had been subject to a valuation allowance. The difference between the federal and state combined statutory tax rate and the effective tax rate of 30% for the third quarter of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowances.

NET INCOME. The Company reported net income of $9.4 million, $0.57 per share, for the third quarter of 1997 compared to net income of $6.4 million, $0.48 per share, for the comparable period in 1996.

COMPARISON OF FIRST NINE MONTHS OF 1997 TO FIRST NINE MONTHS OF 1996
--------------------------------------------------------------------

NET SALES. Net sales increased $39.6 million, or 23% to $214.4 million in the first nine months of 1997, compared to $174.8 million in 1996. The increase in sales was primarily driven by higher prices and increased demand for both the Company's manufactured and service center products. Of the $39.6 million sales increase, $12.1 million was the result of volume increases and $27.5 million from higher average selling prices.

TITANIUM SPONGE. During the first nine months of 1997, the Company's integrated sponge facility operated at near capacity, primarily supplying the Company's internal demand for titanium sponge as well as sales to RMI under a long-term titanium sponge conversion agreement. Sales of titanium sponge and sponge conversion services of $11.5 million remained substantially constant between the two periods. Sponge shipments increased 9% and the average sponge price per pound decreased 11%. The decrease in the average price per pound is related to a decrease in sales of high purity sponge to the electronics industry. The Company projects that it will continue to operate its sponge facility at near capacity with substantially all production being utilized for internal consumption or for supply to RMI.

INGOT. Sales of ingot increased 87% to $61.8 million for the first nine months of 1997 compared to $33.1 million for the first nine months of 1996. Ingot shipments increased 26% and the average ingot price per pound increased 48%. The Company operated its melt facilities at near capacity during the first nine months of 1997 and expects to continue to do so for the remainder of 1997. The Company produces ingot for both internal use in its mill products division and for sale primarily to aerospace customers.

MILL PRODUCTS. The Company produces or contracts for outside production a variety of mill products including, billet, bar, plate, sheet and engineered parts. Mill product sales increased 5% to $68.7 million for the first nine months of 1997 compared to $65.7 million for the first nine months of 1996. Shipments of mill products decreased 19% and the average price per pound increased 27%. Sales to producers of golf clubheads decreased during the first nine months of 1997 compared to the same period of 1996. Sales to producers of aerospace components are responsible for a substantial portion of the growth in mill product sales.

DISTRIBUTION AND SERVICE. The Company's service centers market a wide variety of mill products including engineered parts that are manufactured by various producers. Distribution and service sales include the sales of Rome Metals, Inc., which was acquired by the Company on July 1, 1997. During the first nine months of 1997, sales of distribution and service center products increased 9% to $57.7 million compared to $52.7 million for the first nine months of 1996. The increase in sales was primarily due to the Rome acquisition, increased product shipments, and favorable pricing and product mix.

CASTINGS. Sales of castings increased 26% to $9.2 million for the first nine months of 1997 compared to $7.3 million for the first nine months of 1996. The Company is operating at a higher production rate in 1997 and is expanding its casting facilities.

COST OF SALES AND GROSS PROFIT. Cost of sales for the first nine months of 1997 increased 17% to $157.0 million, compared to $133.9 million in the first nine months of 1996. The primary reasons for the increase in cost of sales were increased shipments and higher material costs. The Company's gross profit margin increased to 26.8% for the first nine months of 1997 from 23.4% for the first nine months of 1996, as a result of higher prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $1.5 million, or 10%, for the first nine months of 1997 to $16.5 million from $15.1 million in the comparable nine-month period of 1996. The increase is primarily a result of additional employees hired to support the increase in operating activity. As a percentage of sales, SG&A decreased to 7.7% in the first nine months of 1997 from 8.6% in the first nine months of 1996.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES. RT&D increased by $0.7 million for the first nine months of 1997 to $2.1 million from the comparable nine month period of 1996. The increase relates to the development of improved manufacturing processes and alloy development. The main focus of RT&D is to develop enhanced production procedures, provide customers with required technical support and develop new products and markets. RT&D works jointly on projects with customers, research agencies and universities.

INTEREST INCOME. Net proceeds from the Offering have been invested in short-term marketable securities, which is the primary factor giving rise to the increase in Interest Income.

INTEREST EXPENSE. Interest expense decreased $0.9 million to $0.9 million in the first nine months of 1997 compared to the first nine months of 1996, resulting from a decrease in borrowings. In August 1996, the Company paid down its U.S. revolving credit agreement with funds received from the Offering.

PROVISION FOR INCOME TAXES. The Company reported a provision for income taxes of $15.1 million, or an effective tax rate of 37% (on income before income taxes and minority interests) for the first nine months of 1997 compared to $7.0 million, or an effective tax rate of 31% for the comparable period in 1996. The difference between the federal and state combined statutory tax rate of 40% and the effective tax rate of 37% for the first nine months of 1997 is related to favorable amendments of the Company's prior year's tax returns and utilization of the tax credits which had been subject to a valuation allowance. The difference between the federal and state combined statutory tax rate and the effective tax rate of 31% for the first nine months of 1996 is primarily due to a change in the Company's deferred tax asset valuation allowance.

NET INCOME. The Company reported net income of $24.6 million, $1.49 per share, for the first nine months of 1997 compared to net income of $15.0 million, $1.24 per share, for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
--------

Net cash provided by operating activities totaled $9.1 million for the first nine months of 1997, compared to net cash used in operating activities of $6.8 million for the comparable period of 1996. For the first nine months of 1997, the Company reported net income of $24.6 million, compared to $15.0 million for the comparable period of 1996. During the first nine months of 1997 and 1996, the Company incurred $7.6 million and $5.5 million, respectively, in non-cash expenses relating to its Stock Compensation and Savings Plans. Increases in the average market value of the Company's common stock and in the number of eligible employees are the primary factors for the 1997 increase. Net cash invested in working capital during the first nine months of 1997 was $3 million less than in the same period of 1996.

Net cash used in investing activities totaled $6.9 million for the first nine months of 1997 compared to net cash used in investing activities of $12.0 million for the comparable period of 1996. During the first nine months of 1997, the Company utilized $31.6 million in short-term investments primarily to fund working capital requirements, capital additions, and the acquisition of Rome. The Company's additions to property, plant and equipment totaled $10.8 million and $2.4 million in the first nine months of 1997 and 1996, respectively.

Net cash used in financing activities totaled $1.0 million for the first nine months of 1997, compared to net cash provided by financing activities of $88.9 million for the comparable period of 1996. During the third quarter of 1996, the Company completed the Offering with net proceeds of $103.3 million, and paid down its U.S. revolving credit agreement.

REVIEW OF SIGNIFICANT WORKING CAPITAL ACCOUNTS.
-----------------------------------------------

SHORT-TERM INVESTMENTS. Proceeds from the Offering have been invested in a portfolio of highly-liquid debt securities. The Company reported $34.3 million in short-term investments as of September 28, 1997, compared to $63.4 million as of September 30, 1996. Short-term Investments have been utilized by the Company to fund additions to property plant, and equipment, in addition to the purchase of Rome.

INVENTORIES. Inventories decreased by $2.8 million, or 2% during the first nine months of 1997, to $116.7 million; while they increased $27.8 million, or 42%, to $93.9 million during the comparable period of 1996. During 1996, the Company increased its level of inventories in response to a growing sales backlog and increased production levels. While sales increased during the first nine months of 1997, inventory levels remained relatively unchanged. The Company's manufacturing facilities are presently operating at near capacity.

ACCOUNTS RECEIVABLE. Accounts receivable increased by $24.9 million, or 67%, during the third quarter of 1997 to $62.2 million, while receivables increased by $11.2 million, or 43% to $37.1 million during the comparable period of 1996. The increase in accounts receivable is primarily the result of an increase in sales volume.

ACCOUNTS PAYABLE. Accounts payable decreased $2.4 million, or 12%, during the first nine months of 1997 to $17.5 million. The decrease in accounts payable during the first nine months of 1997 reflects a decrease in the level of raw material purchases. Accounts payable at September 30, 1996, was $15.9 million, a decrease of $1.0 million compared to the balance at December 31, 1995.

ACCRUED PAYROLL AND EMPLOYEE BENEFITS. Accrued payroll and employee benefits increased by $0.7 million, or 7% during the third quarter of 1997 to $11.4 million, while they increased by $3.9 million, or 58% to $10.5 million during the comparable period of 1996. Accruals related to the Company's Stock Compensation and Savings Plans accounted for a substantial portion of the increase.

OFFERING
--------

On August 26, 1996, the Company completed an Offering ("Offering") of 4.6 million shares of its common stock for a price of $23.75 per share. Proceeds from the Offering, net of underwriting fees and expenses, totaled $103 million. The Company has used approximately $18 million of the proceeds to pay down its U.S. revolving credit agreement. The balance of the proceeds are being used to construct a new electron beam furnace ("EB furnace"), expand the Company's distribution business, and for working capital and other general corporate purposes.

CREDIT AGREEMENTS.
------------------

The Company entered into a $60 million unsecured U.S. borrowing agreement with various lenders during the third quarter of 1997. The credit agreement provides for interest at the lead lender's rate or LIBOR rate plus 0.5%, expires in August 2000, and contains various restrictive covenants, including a minimum tangible net worth, current asset coverage ratio, and interest coverage ratio. As of September 28, 1997, there was no balance outstanding under the agreement.

Titanium International Limited, a subsidiary of TI, has a short-term credit facility in the U.K., permitting borrowings of approximately $3.5 million. The U.K. credit agreement is subject to renewal in May 1998. The balance outstanding under the U.K. credit agreement as of September 28, 1997 was $1.4 million.

CAPITAL EXPENDITURES.
---------------------

The Company intends to use approximately $42.0 million of the net proceeds from the Offering for the construction, start-up, and product qualification costs for a new EB furnace and related raw material processing facilities. The construction and production ramp-up periods are expected to take approximately 18 months. Approximately $9.0 million will be expended in 1997 (design, procurement and construction phases), and approximately $33.0 million in 1998 (construction and testing phases).

The Company also intends to expand existing service centers and distribution business.

The Company anticipates that capital expenditures during 1997 will approximate $20 million, which will be provided by both presently available and internally generated funds or credit facilities. Capital expenditures required to maintain compliance with applicable environmental regulations are included in the Company's capital expenditure plan to the extent that they can be determined. Except for approximately $25 million relating to the construction of the EB furnace, the Company has no material open commitments that obligate it to make future capital expenditures.

INCOME TAXES.
-------------

The Company anticipates that in 1997 it will fully utilize its federal alternative minimum tax (AMT) credit carryforwards and its remaining State of Oregon net operating loss carryforwards of $10.5 million. In addition to federal and State of Oregon income taxes, the Company pays income and franchise taxes in various foreign jurisdictions and states. The Company amended certain of its prior years federal tax returns, reducing its second quarter 1997 provision for income taxes by $0.4 million, and recognized $0.5 million of tax credits in the third quarter of 1997.

ADEQUACY OF LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------------------

The Company's access to borrowing facilities, public markets, and internally generated cash are expected to be sufficient to support the Company's operating needs and to finance its continued growth, acquisitions, capital expenditures and repayment of long-term debt obligations.

NON-U.S. OPERATIONS AND MONETARY ASSETS.
----------------------------------------

Approximately 6% of the Company's net sales for 1997 were derived from its service centers in the U.K., Germany, Canada and France. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar financial position and operating results. The impact of currency fluctuations on the Company was not significant in the first nine months of 1997.

PART 2:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     A.  Exhibits

         10.1 Credit Agreement Dated as of August 26, 1997, between Oregon Metallurgical Corporation as Borrower, certain financial institutions, and Bank of America National Trust and Savings Association as the Agent.

         11.1            Earning Per Share Computation

         27.1            Financial Data Schedule

     B.  Forms 8-K       No reports on Form 8-K were filed by the Company during
                         the quarter ended September 28, 1997.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OREGON METALLURGICAL CORPORATION
                                     Registrant



Date:  November 13, 1997              /s/ Dennis P. Kelly
                                      ---------------------------------
                                      Dennis P. Kelly
                                      Vice President, Finance and
                                      Chief Financial Officer


                                      Signing on behalf of the Registrant and as Chief Accounting Officer